Form 10-K
period 1996-06-30
STARTRONIX INTERNATIONAL INC
filed 1996-12-16
CIK 761895

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JUNE 30, 1996            COMMISSION FILE NUMBER 1-9190

                         STARTRONIX INTERNATIONAL INC.
                  (FORMERLY GOLD EXPRESS COMMUNICATIONS, INC.
                         AND GOLD EXPRESS CORPORATION)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                   DELAWARE                                     91-1263272
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

 2402 MICHELSON DRIVE, SUITE 160, IRVINE, CA                    92612-1314
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       Registrant's telephone number, including area code: (714) 474-1700

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
--------------------------------------------               ---------------------
        Common Stock, $.001 par value                             NASDAQ

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days:  YES  X    NO
                           ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $16,419,854 at October 31, 1996 (determined by reference to the average bid and asked prices on the NASDAQ Exchange on October 31, 1996).

          COMMON SHARES OUTSTANDING AS OF OCTOBER 31, 1996: 23,625,690

          PREFERRED SHARES OUTSTANDING AS OF OCTOBER 31, 1996: 395,500

          DOCUMENTS INCORPORATED BY REFERENCE HEREIN: Not applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         STARTRONIX INTERNATIONAL INC.

                           FORM 10-K -- JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
                                           PART I
Item 1      Business...................................................................     3
Item 2      Properties.................................................................     6
Item 3      Legal Proceedings..........................................................     7

                                           PART II
Item 4      Submission of Matters to a Vote of Security Holders........................     7
Item 5      Market for the Registrant's Common Stock and Related Stockholder Matters...     7
Item 6      Selected Financial Data....................................................     8
Item 7      Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................     8
Item 8      Financial Statements and Supplementary Data................................    11
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................    11

                                          PART III
Item 10     Directors and Executive Officers of the Registrant.........................    13
Item 11     Executive Compensation.....................................................    14
Item 12     Security Ownership of Certain Beneficial Owners and Management.............    18

                                           PART IV
Item 13     Certain Relationships and Related Transactions.............................    18
Item 14     Exhibits, Financial Statements, Schedules, and Reports on Form 8-K and
            S-8........................................................................    19

                                           PART V
SIGNATURES.............................................................................    21

                         STARTRONIX INTERNATIONAL INC.

                           FORM 10-K -- JUNE 30, 1996

                                     PART 1
ITEM 1.  BUSINESS

  (a) General Development of Business

     StarTronix International Inc., formerly Gold Express Communications Inc. and Gold Express Corporation, (hereinafter "the Company" or "StarTronix" or "the Registrant") was originally incorporated in the State of Washington on June 26, 1984, as a mining and natural resource company. In June of 1986, the Company sold 511,634 shares of its common stock to the public for gross proceeds totaling $2,558,170, which were used to fund the Company's limited operations.

     Since its incorporation through December 1994, the Company had limited operations and no operating revenues. Effective April 14, 1994, the Company acquired all of the outstanding stock of StarTronix Inc. ("StarTronix Inc."), formerly SmartCom International, Inc. and StarTronix International Inc., an emerging company in the on-line services business. In April 1994, the Company issued 2,800,000 shares of its common stock in exchange for all the outstanding shares of common stock of StarTronix Inc. StarTronix Inc., an entity in the development stage since its formation in January 1994, is a marketing company of new on-line service and screen phone for user friendly access to the Internet. StarTronix Inc. has had limited operations to date and its ability to achieve future profitable operations is dependent on obtaining sufficient funds to initiate its business plans. Concurrently with the issuance of the 2,800,000 shares by StarTronix, certain stockholders of the Company entered into separate agreements with a party related to the former stockholder of StarTronix Inc. Under the terms of these agreements the Company's stockholders sold one-half of their shares of the Company common stock (approximately 1,165,000 shares) to this party. This exchange of stock resulted in voting control of StarTronix transferring to the former stockholder of StarTronix Inc.

     In December 1994, the Company issued 500,000 shares of its common stock in exchange for all of the outstanding stock of GlobalTelCom Inc. ("GlobalTelCom"), a provider of products and services relating to long distance telephone and debit card services. With this change in ownership and the acquisition of GlobalTelCom, the Board of Directors changed the business focus and orientation of the Company out of mining and natural resources and into on-line services and hardware/software products for user friendly access to the Internet.

     Subsequent sales of stock have been used to fund operations through fiscal 1996. In September 1995, the Company took the following actions: changed the state of incorporation from the State of Washington to the State of Delaware, changed the name of the corporation from Gold Express Communications Inc. to StarTronix International Inc., increased the authorized common stock to 50,000,000 shares and created a class of preferred stock in the amount of 10,000,000 shares. During fiscal 1996, the Company initiated two separate preferred stock offerings, with rights, allowing for conversion into common stock to raise $6,000,000, as more fully discussed in Part II, Liquidity and Capital Resources. During fiscal 1996, the Company also changed the name of its subsidiary from StarTronix USA Inc. to StarTronix Inc. As discussed further below, the Company is still considered to be in the development stage.

     The Company expects completion of a $2.5 million private placement in December 1996 followed by a $5 million private placement in January 1997. An agreement has been signed to provide the Company an additional $10 million equity investment at the Company's request.

     StarTronix International's business strategy is to develop and market "easy to use", "plug and play" high-technology electronic products and on-line services through the Internet to the home-based business industry. Through its wholly owned subsidiary, StarTronix Inc., it is scheduled to begin distribution of its Internet screen-phone, STARSCREEN, to its home-based distributors in the fall of 1996. STARSCREEN is a multi functional screen phone that integrates a telephone with a speaker phone and answering machine, PC, fax/modem, debit/credit card reader that provides on-line services through the Internet. The company has also begun marketing its first proprietary product, the STARVOICE PHONE, a voice recognition dialing, state-of-the-art phone with the following features: 40 voice trigger dialing, large LCD directory display, 10 number speed dialing capability, 3 one touch dialing, automatic redial every 4 minutes and an outgoing dialing data log. In addition, StarTronix Inc. provides a range of "How To" training programs for its distributors; instructing them on running a home-based business.

OTHER BUSINESS

     Eagle Claw Mining Company, Inc. The Company is the sole shareholder of Eagle Claw Mining Company, Inc., an Idaho corporation ("Eagle Claw"), which was engaged in preliminary exploration of minerals on properties located in Idaho. All of the Company's operations in these properties was terminated during fiscal year ended June 30, 1988, and the remaining equipment was sold during fiscal year ended June 30, 1990. As part of the StarTronix Inc. acquisition, the ownership of the Vulcan/Gold Dike Property and the subordinated debentures receivable obtained by the Company through the sale of the Copper Flat Property, were to be transferred to Eagle Claw Mining Company, Inc. This transfer did not take place and remains on the books of StarTronix and does not have any impact on the consolidated financial statements. In December 1995, the assets were transferred to Globex-Nevada, Inc. and there are no remaining assets on the books of Eagle Claw Mining Company, Inc.

     StarTronix Inc. The Company is the sole shareholder of StarTronix Inc., a Delaware corporation which is a marketing company that is concentrating on the development and marketing of home-based services and products, including personal communications and telecommunications products. StarTronix Inc. is in the development stage and has reported limited operations to date. Necessary funding required to commence its operations is being raised by the Company.

     GlobalTelCom Inc. The Company is the sole shareholder of GlobalTelCom, a Georgia corporation which is a primary provider of long-distance telephone communications and debit card services. GlobalTelCom lost its primary customers during fiscal 1995 and has since had little activity. At the end of the 1996 fiscal year, the company ceased operations.

     StarTronix TelCom Inc. The Company is the sole shareholder of StarTronix TelCom Inc., (formerly GoldTone Communications, Inc.), a new subsidiary formed in August 1995 and which changed its name in November 1995 for the purpose of providing specialized long distance telephone and debit card services. There has been no activity as of the date of this report.

     StarTronix On-Line Inc. The Company formed this new subsidiary in November 1995 to provide on-line services and Internet access to StarTronix. StarTronix On-Line Inc. provides home banking, shopping, bill paying, news, financial services, email and distributor services through the Internet via local dial-up. It is continually expanding its services to meet the emerging needs of its users. No substantial operations will occur until the Company begins to deliver its premier product.

     StarTronix Marketing N.A. Inc. The Company formed this new subsidiary, a Canadian company, on June 4, 1996 to market the products and services of StarTronix Inc. in the Canadian marketplace. As of June 30, 1996, this entity has had little activity.

  (b)  Financial Information On Industry Segments

     No information is presented as to industry segments, as the Company was engaged in a single line of business through June 30, 1994, that being the development and mining of mineral properties. Subsequent to June 30, 1994, the Company entered into the telecommunications industry through its subsidiaries, StarTronix Inc. and GlobalTelCom, but limited operations have been conducted to date and the Company is still in the development stage.

     (c) (i) StarTronix International Inc. is a holding company in the development stage in the high technology electronic products and on-line service industry and has limited operating history to date. StarTronix Inc. is an independent distributor network company marketing on-line services, screen-based phones, software training and telecommunications products to run a home-based business and discount long distance telephone service through its sister company, StarTronix TelCom Inc., using the least cost routing method. StarScreen is the first screen-phone that integrates a telephone and computer capability to provide home shopping, banking, E-mail and unlimited Internet access and bill paying or shopping by using the debit/credit card reader feature on the StarScreen.

     (ii) As part of the StarTronix Inc. acquisition, StarTronix announced the details of its new proposed infomercial and network marketing plans for its products and services. StarTronix Inc. has arranged for the StarScreen to be manufactured by an independent unrelated company. Full scale sales and marketing of the products and services are dependent on the Company's ability to raise funds independent of the Company's assets. To date, StarTronix Inc. has signed up approximately 18,000 distributors to sell its products and services. The sources and availability of product components are expected to be from various suppliers, which are both domestic and International. One of our major products is currently being manufactured in China by Golden Source Electronics Ltd. The Company is aware that the political climate may change; however the Company is exploring alternate sources for future needs.

     (iii) StarTronix On-Line is engaged in the business of providing on-line services and Internet Access in addition to developing premium on-line services by the Company or through strategic alliances.

     StarTronix TelCom Inc. and GlobalTelCom are aggregators that purchase large blocks of telephone time. As an aggregator, these companies buy time at discounts and then resell it at higher prices.

     (iv) StarTronix has no patents, licenses, franchises, or concessions which are considered by the Company to be important. StarTronix Inc. has negotiated with Golden Source Electronics Ltd., a Hong Kong based company to manufacture the StarScreen system.

     (v) The primary business of StarTronix is marketing on-line services and products and is not affected by seasonal changes.

     (vi) The Company will require certain levels of inventory to be maintained to meet increased growth of the distribution base. This growth will require additional working capital to be generated through additional debt and equity offerings (Note 2). Additionally, the growth of the number of distributors will provide additional capital through the purchase of the distributor contracts.

     (vii) StarTronix International Inc. is in the development stage and has limited operations to date.

     StarTronix Inc. is also in the development stage and has limited revenues to date. Due to its anticipated mass marketing efforts and use of distributors, StarTronix Inc. does not foresee a dependence on a single or small group of customers.

     During the year ended June 30, 1996, the Company generated revenues of approximately $98,000, mostly from the long distance and debit card operations of its subsidiary GlobalTelCom. During the year ended June 30, 1995, the Company generated revenues of approximately $819,000 through its subsidiary, GlobalTelCom. More than 90% of such revenues were generated from one customer, Megatrend Telecommunications ("Megatrend"). Due to a dispute between the Company and Megatrend, the Company lost Megatrend and filed an arbitration against Megatrend. This arbitration is pending and management does not believe that the outcome will materially affect the Company.

     (viii)  Not applicable.

     (ix) The Company has no contracts with the Federal or any state government.

     (x) The StarScreen is the first portable user-friendly multifunctional interactive terminal that can be utilized as a telephone, a speaker phone, fax/modem and debit/credit card reader. In addition it provides access to on-line services for home shopping, banking, E-mail, bill paying via the Internet. The StarScreen has been designed with additional ports and connections for additional future peripheral equipment to provide printing, scanning, and connections for a TV set to be used as a monitor. In addition, it will access premium services such as video conferencing, Internet phone calling, and numerous unlimited specialized services. The StarScreen has no competitors at this time, there are many large company's who do sell computers, software, on-line services and connectivity but none that have combined all aspects to run a home-based business. There are several companies such as Oracle, Sony, and Apple that have announced their future version of a Internet Terminal. All of these companies are relying on a TV set top box. These units are not independent and need other appliances such as a TV in order to work. In addition, they do not provide expandability or portability like the StarScreen and are not packaged in a familiar appliance already in the home -- the telephone.

     The Company's competitors current marketing plans calls for a traditional approach, selling their units in retail outlets. They are in the hardware business. By using this approach they do not provide many important things that StarTronix does. StarTronix provides a complete package for its users and marketers eliminating the confusion of compatibility, software, hardware, modems and connectivity issues for the user.

     StarTronix marketing plan is to allow average individuals to participate in the information age without the need to learn how to use a computer or other unfamiliar devices. At the same time, provide a business opportunity and income generator for the individuals marketing the program. StarTronix feels by using this residual income marketing approach it will retain a much higher degree of its customers and users than the traditional marketing approach.

     (xi) StarTronix is in the business of developing on-line services, screen phones and software training products through its subsidiaries. The approximate amount expended on research and development at June 30, 1996 was $160,000. There was no material expenditures in 1995 and 1994.

     (xii) As of June 30, 1996, the Company had sold all of its mining and natural resource properties and had expended no funds for environmental control related activities with respect to its properties and does not expect to ever expend any monies for these same activities.

     (xiii) At June 30, 1995 and 1994, the Company had no salaried employees. Certain employees in the office of Robert E. Sterling, former President and Chairman of the Board, performed administrative duties for the Company. For those services for the fiscal years ended June 30, 1995 and 1994, the Company paid $2,500 and $82,900, respectively, to Robert Sterling Enterprises, Inc.

     As of June 30, 1996, the Company has employment agreements with the following officers and key personnel, where they are paid on a month-to-month basis:

                                                                                     ANNUAL
                         NAME/TITLE                         TERM     BEGIN DATE    BASE SALARY
    ----------------------------------------------------  --------  -------------  -----------
    Greg Gilbert -- President/CEO                         5 years       July 1995   $ 120,000
    Gerald Fitch -- VP/COO                                5 years    October 1995   $ 120,000
    James Valle -- V.P./CFO                               5 years     August 1996   $ 120,000
    Norman M. Shink -- President of StarTronix Inc.       5 years      March 1996   $ 144,000
    J. Michael Sellards -- Exec.V.P. of StarTronix, Inc.  5 years       June 1996   $ 120,000

     As of September 30,1996 there are 41 employees in the Company.

     (d) The Company has recently formed a Canadian subsidiary, StarTronix Marketing N.A. Inc., but as of June 30, 1996 currently has no operations or export sales outside the United States.

ITEM 2.  PROPERTIES

  Location and Nature of Company's Interests

     Corporate Offices. The Company maintains its corporate offices in Irvine, California. The premises, consisting of approximately 13,273 square feet, are currently leased at a monthly rental of $14,600 for a thirty-six (36) month period which expires in April 1999. Currently the property utilized is meeting the Company requirements, however as the distributor base and sales volume increases, it may require additional space for expansion for our growing products and services.

     In addition, the Company leases office space in Atlanta Georgia for the operations of GlobalTelCom. The lease requires a monthly rental of $3,450 through November 1996 and the Company does not expect to renew the lease.

ITEM 3.  LEGAL PROCEEDINGS

     The Company had been involved in a legal proceeding with a former officer and director related to a dispute as to balances owing on an employment contract. A lawsuit was filed in District Court, County of Douglas, State of Colorado on March 25, 1994 and was dismissed with prejudice. The matter was settled by an arbitration agreement dated May 22, 1996 in favor of the former officer and director. As a result, the Company has expended an amount of $103,882 as final settlement. For further discussion, see Part III, Item 11, "Executive Compensation."

     On November 7,1996 a suspension of conversion of the Series "C" Convertible Preferred stock was announced to preferred stockholders as a result of irregularities in the trading of StarTronixs' Common Stock which management believes is related to the conversion terms of the Regulation S private placement. A shareholder has brought an action against the Company to compel the conversion of certain class "C" Preferred Stock to Common stock or to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500. The Company has answered and counter claimed denying the allegations of the complaint and asserting counter claims against the plaintiff for misrepresentations and security law violations. No evaluation can be made at this time as to the ultimate outcome.

     In December 1996, a second action was filed by a shareholder group in the Superior Court of the State of California in Los Angeles County related to the suspension of the conversion feature of the Series "C" Preferred Stock. The action seeks to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $2,367,500, plus interest and punitive damages. As discovery has not commenced, the ultimate outcome of any litigation on this matter cannot be determined at this time; however, management intends to vigorously defend its position.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Company's shareholders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

     (a)(1)(I)-(iii) The Company's common stock was traded on NASDAQ National Market until October 22, 1993. Effective on that date, the NASDAQ removed the Company from the National Market System because the Company no longer met the price per share qualifications for such listing. This action pertained to the Company's NASDAQ/NMS status only. The Company's common Stock is still reported on NASDAQ. All available quarterly high and low sales prices of the Company's stock for the past two years, are listed in the table below, as reported by the NASDAQ Exchange. The sales prices, is as reported by the National Quotation Bureau Inc., and have been adjusted to reflect a 10 for 1 reverse stock split January 20, 1994.

  FISCAL
 QUARTER                        HIGH SALES                      LOW SALES
  ENDED                           PRICE                           PRICE
----------                      ----------                      ---------
*09/30/94                         $ 0.88                          $0.88
*12/31/94                         $ 0.56                          $0.56
*03/31/95                         $ 1.38                          $1.38
*06/30/95                         $ 1.31                          $1.31

------------------

* The four quarters of fiscal 1995 are reported from the prior years Form 10K.

 09/30/95                         $ 1.50                          $0.84
 12/31/95                         $ 1.10                          $0.53
 03/31/96                         $ 2.50                          $0.44
 06/30/96                         $ 2.16                          $1.09

          (iv)  Not applicable.

        (v) On October 31, 1996, the closing bid and asked prices of the common stock, as reported on the NASDAQ Exchange, were $0.69 and $0.70, respectively.

     (a)  (2) Not applicable.

     (b) As of October 31, 1996, there were approximately 3,800 holders of record of the Company's common stock.

     (c) The Company has paid no common stock dividends since its formation and does not anticipate paying dividends on its common stock in the foreseeable future. As of June 30, 1996 the amount of Preferred Stock dividends earned, based on the conversion formula of the Series "B" Convertible Preferred Offering, was not material to the Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following is a summary of selected financial data for the fiscal years ended June 30, 1996, 1995, 1994, 1993, 1992 and cumulative results from the date of inception through June 30, 1996.

           CUMULATIVE              CUMULATIVE       1996          1995          1994         1993         1992
--------------------------------  ------------   -----------   -----------   ----------   ----------   ----------
Sales...........................  $    916,276   $    97,654   $   818,622           --           --           --
Interest income.................       914,042       297,887       301,137           --           --           --
Interest expense................       702,424       194,918       174,592   $  233,900   $    4,347   $    9,075
Loss before cumulative effect of
  change in accounting
  principle.....................   (12,861,505)   (6,021,898)   (1,602,576)    (478,930)    (855,525)    (199,403)
Cumulative effect of change in
  accounting principle..........       181,250            --            --           --           --     (181,250)
Net loss........................   (12,680,255)   (6,021,898)   (1,602,576)    (478,930)    (855,525)     (18,153)
                                  ------------   -----------   -----------   ----------   ----------   ----------
Loss per common share...........            --          (.48)         (.22)        (.12)        (.32)        (.01)
Total assets....................                   3,595,387     5,376,953    4,579,332    5,481,627    5,235,772
Long-term debt..................                          --     2,782,265    2,782,265           --    1,664,651
Stockholders' equity............                   1,723,088     1,330,008    1,559,850    2,023,780    2,151,805
Cash dividends..................          None          None          None         None         None         None

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

     During the year ended June 30, 1996, the Company reported revenues of $97,654 and a net loss of $6,021,898 compared to revenues of $818,622 and a net loss of $1,602,576 in fiscal 1995. The source of revenues was from the sale of telephone debit cards and long distance services provided by GlobalTelCom. The decrease in revenues was mostly attributable to the down sizing of long distance services provided by GlobalTelCom due to the loss of its major customers, with a slight revenue gain generated by StarTronix Inc. as it began to sign up distributors for its home-base business activity.

     During fiscal 1995, with the acquisition of GlobalTelCom in December 1994 and the sale of its remaining mining properties, the Company moved from mining and natural resources to technology based on-line services with user friendly access to the Internet. As a result of this change in business, the Company generated revenues and incurred a sizable loss for the fiscal year. The on-line services industry is an expanding marketplace for low cost screen-based phones that provide on-line services and access to the Internet.

     During the year ended June 30, 1995, the Company reported revenues of $818,622 and a net loss of $1,602,576, compared to no revenues and a net loss of $478,930 in the prior year. The source of revenues for fiscal 1995 was from the sale of telephone debit cards and long distance services provided by the newly acquired subsidiary, GlobalTelCom. At the end of fiscal year 1996, the Company ceased operations. More than 90% of the revenues generated by GlobalTelCom in fiscal 1995 were to a single customer, Megatrend Telecommunications. The companies disputed the cost of services provided and arbitration commenced, however no further action has resulted. The Company has written off a previously recorded 100% reserve on balances due from Megatrend in the amount of $337,494 and established a reserve account for potential arbitration.

     Cost of sales of $95,417 for fiscal 1996 were primarily from switching services from the long distance business and a small amount attributed to costs associated with the start-up distributor activity in StarTronix Inc.

     The operating loss for 1996 includes start-up costs for equipment, facilities, personnel, professional services and sales and marketing efforts to launch StarTronix Inc. On June 28, 1996, the Company reached a Settlement Agreement with Alta Gold Company whereby the companies agreed to the following:
StarTronix surrendered to Alta Gold the 1996 and 1998 Debentures with a value of $3,000,000 in return for 400,000 shares of Alta Gold. The original Zero Coupon Debenture and Provisional Copper Production Royalty Agreement, dated June 14, 1994, currently held by StarTronix shall remain in full effect. StarTronix assigned its rights to the stock and warrants of Alta Gold common stock and warrants to purchase up to 400,000 shares of Alta Gold common stock to N.A. Degerstrom in exchange for the release of secured and unsecured debt of $2,782,265. The Company incurred a loss of $234,065 in the liquidation of the Degerstrom debt. Additionally, the write-off of goodwill for GlobalTelcom of $475,911 and the additional cost of arbitration settlement for the King lawsuit of $103,882 was included in the loss from operations for fiscal 1996.

     Cost of sales for fiscal 1995 consists primarily of third party contracted switching services for the debit card and long distance revenues generated by GlobalTelCom. Included in the 1995 results of operations are normal administrative operating expenses of GlobalTelCom of $458,392, the write-off of the $350,000 remaining value of the Vulcan/Gold Dike property and increases in general, administrative and selling expenses for StarTronix, and GlobalTelCom and start-up expenses of $302,155 for StarTronix Inc.

     The Company had interest income of $297,887 during fiscal 1996 related to the Alta Gold Debentures, which was offset by interest expense of $166,936, related to the notes payable to N.A. Degerstrom and had other interest expense of $27,982.

     Interest income of $301,137 for fiscal 1995 was generated by the convertible debentures and zero coupon debenture and was partially offset by the interest expense of $174,592 from the associated notes payable to N. A. Degerstrom.

     During the year ended June 30, 1994, the Company incurred a loss of $478,930 compared to a loss of $855,525 for the comparable prior fiscal year. The decrease in loss from 1994 to 1993 was due to several factors. First, the Company realized a gain of $182,739 on the sale of the Copper Flat Property. Secondly, the Company reflected a significantly reduced write down in the carrying value of its Vulcan/Gold Dike Property. For the year ended June 30, 1994, the write down was $35,213 compared to $762,837 for the prior year. Increases in general and administrative expenses included higher professional fees of $258,689, officers salaries and directors fees of $82,000 and exploration costs of $35,213. Interest expense increased by $229,553 in 1995 over 1994. In addition as the mining properties were no longer being carried as development properties, the Company ceased capitalizing expenses to the mining properties.

     During the years ended June 30, 1996, 1995 and 1994, the Company incurred salaries to its officers in the amounts of $601,706, $0 and $44,500, respectively, none of which was capitalized to the Copper Flat project. The decrease in officers salaries for the years ended June 30, 1995 and 1994 was due to the termination of all salaried officers during fiscal 1994 and the use of consulting arrangements during fiscal 1995 and employment contracts during fiscal 1996, which are expensed to selling, general and administration expenses as paid.

     On October 9, 1995 the Company effected an agreement with Amwest Environmental Group Inc. and exchanged 1,500,000 shares of common stock to finance joint venture activities between the companies to enter into three business segments on the Chinese mainland. As of June 30, 1996, the Company wrote down the original valuation by $1,166,250 to reflect the decrease in the per share price of the Amwest stock.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1996, the Company initiated two Preferred Stock offerings in order to raise working capital for the product and services launch of StarTronix Inc. The Series "B" Preferred Stock authorized the issuance of 200,000 shares of preferred stock at $10.00 per share. The registered holders of outstanding shares of Series "B" Preferred Stock are entitled to a number of privileges and rights including the right to receive cumulative dividends at the annual rate of $0.60 per share payable in common stock, conversion rights according to a pre-determined formula and liquidation rights in the event of a liquidation, dissolution or winding up of the Company. As of June 30, 1996, the Company had received $900,000 less fees of $90,015 and issued 90,000 shares of Series "B" Preferred Stock.

     The Series "C" Preferred Stock authorized the issuance of 400,000 shares at $10.00 per share. This was subsequently increased to 650,000 shares. The registered holders of outstanding shares of Series "C" Preferred Stock are also entitled to a number of privileges and rights including the right to receive cumulative dividends at the annual rate of $0.60 per share payable in common stock, conversion rights according to a pre-determined formula and liquidation rights in the event of a liquidation, dissolution or winding up of the Company. As of June 30, 1996, the Company had received cash of $150,000 less fees of $24,018 and issued 15,000 shares of Series C Preferred Stock. The conversion rights under this series of stock have been suspended.

     Cash of $2,335,982 was provided by financing activities during fiscal 1996 along with non-cash financing of $5,245,145. Of this total, approximately $3.1 million came from the issuance of common stock for the payment of debt and services, $1.05 million from the issuance of Preferred Stock, $1.4 million from the issuance of Common Stock and $2.1 million from investment in common stock for joint venture activities. The cash was used for the purchase of fixed assets of approximately $340,000, the purchase of Common and Preferred Stock for $2.1 million and operating expenses of approximately $5.6 million. The net cash decreased by $3,795 for the fiscal year.

     During fiscal 1995, the Company used approximately $604,000 in its operating activities. The approximate principal components of the net funds used, consisted of the 1995 net loss of approximately $1,603,000, offset by the $158,000 accretion of zero coupon bond discount and interest receivable on the debentures, write down of the Vulcan/Gold Dike property by $350,000 and the increase in accrued liabilities of $472,900. The Company used approximately $71,000 in its investing activities, primarily attributed to the investment in the Common Stock of an unrelated company of $150,000. The Company raised $650,000: $400,000 from borrowings and $250,000 from the issuance of Common Stock. The resulting overall effect was a net decrease of $25,596 in cash for the year ended June 30, 1995.

     As a result of the completion of its public stock offering in June 1986, the Company ultimately received approximately $2,138,000 of net cash proceeds. During the eight years ended June 30, 1994, the Company used these proceeds to pay existing liabilities and fund exploration and development activities at the various mine properties, all of which have now been abandoned or sold. During fiscal 1994, the Company used approximately $499,000 in its operating activities. The principal components of the net funds used, consisted of the 1994 net loss of $479,000, offset by the $183,000 gain from the sale of Copper Flat and increase in accounts payable and due to related parties of $158,000. The Company generated $1,095,000 through its investing activities. These activities included $1,401,000 raised through the sale of the Copper Flat Property and $321,000 of additions to the Company's mineral properties. The Company used approximately $565,000 in financing activities, primarily as the result of repaying approximately $584,000 of Company debt. Overall, the Company had a net increase in cash of $32,000 for the year ended June 30, 1994.

     As of June 30, 1996, the Company has net operating loss ("NOL") carry forwards of approximately $10,627,600 for Federal income tax purposes. The Federal NOLs are available to offset future years taxable income and expire during the year ended June 30, 2006 through the year ending June 30, 2011. Such NOLs could have a positive effect on the Company's cash flow in future profitable years resulting from reduced income tax liabilities. Federal tax rules impose limitations on the use of NOLs following certain changes in ownership. Of this amount, utilization of approximately $3,800,000 of such NOLs has been limited to approximately $149,000 per year, over the statutory period as a result of such changes. If additional ownership changes were to occur the utilization of the NOLs could be further limited and thereby reduce the amount of these benefits that would be available to offset future taxable income each year starting with the year of ownership change.

     At June 30, 1996, the Company has total deferred income tax assets of approximately $3,871,000. Such potential income tax benefits, a significant portion of which relates to NOLs discussed above, have been subjected to a 100% valuation allowance since management could not determine that it was more likely than not that the net deferred tax asset would be realized.

     The Company's independent certified public accountants' report on the June 30, 1996 consolidated financial statements contained an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. The Company has suffered recurring losses from operations since its inception; has recorded limited revenues to date as a result of its acquisition of GlobalTelCom, Inc. in December 1994; has recorded significant realized and unrealized losses on investment write downs; and continues to rely on its capital raising efforts to fund continuing operations. The success of management's plan for the continuation of the Company as a going concern is dependent upon the Company's ability to raise working capital and successfully market its premier product, the StarScreen telephone.

     During fiscal 1996, the Company was able to offset the secured debentures receivable against the notes payable to N.A. Degerstrom and still retain the zero coupon debentures due in the year 2008 and continued to raise additional capital through the issuance of common and preferred stock. Although the Company's present liquidity is almost non-existent, the forbearance of the Company's creditors should provide enough cash to continue operations until one or all of the foregoing events occur. On September 20, 1995, the Company signed an exclusive proposed offering with Buckhead Financial Corporation to privately place up to $15 million of the Company's securities. The agreement was subsequently terminated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and notes thereto, together with a report of independent Certified Public Accountants thereon, are attached hereto and made a part of this Form 10K. The applicable schedule and reports are included therein and are located at the following pages in this report:

                                                                              THIS REPORT
                                                                              PAGE NUMBER
                                                                             -------------
    Reports of Independent Certified Public Accountants...................     F-1 - F-2
    Consolidated Balance Sheets -- June 30, 1996 and 1995.................     F-4 - F-5
    Consolidated Statements of Loss -- Years Ended June 30, 1996, 1995,
      and 1994 and Cumulative amounts from Date of Inception to June 30,
      1996................................................................        F-6
    Statements of Changes in Stockholders' Equity (Deficit) for the Period
      from the Date of Inception to June 30, 1996.........................    F-7 - F-11
    Consolidated Statements of Cash Flows -- Years Ended June 30, 1996,
      1995, and 1994 and cumulative amounts from date of inception to June
      30, 1996............................................................    F-12 - F-13
    Notes to Consolidated Financial Statements............................    F-14 - F-32
    Independent Certified Public Accountants' Reports on Financial
      Statement Schedule..................................................    F-33 - F-34
    Schedule II -- Valuation and Qualifying Accounts and Reserves.........       F-35

     The financial statement schedules, other than those listed above, are omitted for the reason that they are not required or are not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Change in Accountant

     Effective September 20, 1996, the independent accounting firm of BDO Seidman, LLP ("BDO"), previously engaged as the principal accountant to audit the financial statements of the Company resigned. BDO informed the Company that it believed it could no longer rely on management's representations due to the following facts, which were discussed with the Company's Board of Directors:

          1. BDO raised issues regarding amounts reported by the Company for the quarters ended September 30, 1995, December 31, 1995, and March 31, 1996, relating to goodwill, stock compensation and disbursement items;

          2. The Company failed to notify BDO of the Company's use of financial statements audited by BDO as part of its private placement memorandums, and;

          3. The Company did not have the internal controls necessary to develop reliable financial statements.

     BDO's reports on the consolidated financial statements for the fiscal years ending June 30, 1994 and 1995 contained an explanatory paragraph as to the Company's ability to continue as a going concern. The reports for both such fiscal years also noted that the Company changed its method for accounting for income taxes effective July 1, 1993. The report on the consolidated financial statements for the fiscal year ended June 30, 1995 referenced a matter discussed in Note 5 to the financial statements regarding a demand letter from the purchaser of gold mine property alleging breaches in the terms of the sales contract and seeking a reduction in the sales price and in the corresponding amount due to the Company in the form of debentures.

     Effective October 24, 1996, the Company's Board of Directors engaged the independent accounting firm of Strabala, Ramirez and Associates ("Strabala") as the principal accountant to audit the financial statements of the Company through and as of June 30, 1996. Strabala agreed to audit the financial statements of the Company based on the following facts:

          1. The Company has initiated changes in the management structure and internal control environment, including hiring a new CFO, establishing an accounting department with segregation of duties, and reorganization of management to take control away from officers and executives who were primarily responsible for the presentation of financial information which was one of several factors which lead to the resignation of BDO Seidman LLP.

          2. The Company has agreed to propose to its shareholders to take action to expand the current Board of Directors from three (3) to five (5) individuals, with two (2) of the new directors to be independent members of the community, and to replace two of the existing directors, and;

          3. The Company has agreed to amend the Forms 10-Q filed for the first three quarters of fiscal 1996 to correct the misstatements contained therein, and;

          4. The Company has assured Strabala that it will obtain its consent to use the audited financial statements of Strabala in future registration statements and private placement memorandums.

     BDO was authorized to fully respond to Strabala's inquiries concerning the subject matter of each reportable event. BDO was authorized by the Board of Directors to expand the scope of their audit as a result of such issues. Due to BDO's resignation, however, BDO did not expand the scope of its audit.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, business experience for the last five years and positions of the directors and executive officers of the Company as of September 30, 1996 are set out below. The Company's Board of Directors consists of three members. All directors serve until the next annual meeting of the Company's shareholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors. There are no family relationships among these officers, nor any arrangements or understandings between any officer and any other person pursuant to which the officer is elected.

     NAME AND POSITION        AGE                       BUSINESS EXPERIENCE
----------------------------  ----    --------------------------------------------------------
Greg Gilbert                   55     Mr. Gilbert has been CEO of StarTronix and a Director
  Chairman & CEO                      since April 15, 1994 and is also owner of Gilbert &
  of StarTronix Intl.                 Associates, a financial investment and consulting firm
                                      since 1971.
James Valle                    37     Mr. Valle is a Certified Public Accountant who joined
  Vice-President &                    the firm in late August 1996. Prior to joining
  Chief Financial Officer             StarTronix International Inc., he was Chief Operating
  of StarTronix Intl.                 Officer and Chief Financial Officer of a national
                                      internet server provider, and was Chief Financial
                                      Officer of a multi-million dollar service and
                                      manufacturing organization.
Gerald Fitch                   63     Mr. Fitch joined the Company in May 1995 as COO and was
  Chief Operating Officer             elected a Director in August 1995. Prior to joining
  of StarTronix Intl.                 StarTronix, he was Senior V.P. and Chief Financial
                                      Officer for Astech/MCI during the period from 1992 to
                                      1995 and was Chief Financial Officer for Jermar
                                      Industries Inc. from 1984 to 1992.
Norman Shink                   44     Mr. Shink joined the Company in March 1996 as President
  President, StarTronix Inc.          of StarTronix Inc. From 1990 through February 1996 Mr.
                                      Shink was Executive Vice President for Applied
                                      Electronics. Concurrently, Mr. Shink was Executive Vice
                                      President of Quorum International, an Applied
                                      Electronics related company. In September 1996, Quorum
                                      International Applied Electronics filed a petition for
                                      protection under Chapter 11 of the United States
                                      Bankruptcy Code.
J. Michael Sellards            48     Mr. Sellards has been Executive Vice President of
  Executive Vice President            StarTronix Inc. a Director of the Company since 1994.
  of StarTronix Inc.,                 Mr. Sellards has worked for Mr. Gilbert for twenty years
  Director                            providing a wide range of operating support.
Christopher Reid               40     Mr. Reid joined the Company in September 1996 as Senior
  Senior Vice President               Vice President, General Counsel of StarTronix Inc. From
  General Counsel of                  1992 through September 1996 Mr. Reid served as Vice
  StarTronix Inc. and                 President and General counsel for Quorum International
  Canadian General Manager            Applied Electronics. Prior to that, he served as Vice
                                      President of the Edper Group.

COMPLIANCE

     Section 16 (a) of the Securities Exchange Act of 1934, and the regulations thereunder, require the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company, and to furnish the Company with copies of all Section 16 (a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, the following directors and officers of the Company failed to file on a timely basis reports required by section 16 (a) during the fiscal year ended June 30, 1996:

                 NAME OF PERSON                  NUMBER OF LATE REPORTS
-----------------------------------------------  -----------------------
Greg Gilbert.................................           three
J. Michael Sellards..........................            two
Norman Shink.................................            two
Gerald Fitch.................................            two

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth information for the last three fiscal years concerning compensation paid to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company. For services rendered to the Company during the fiscal years ended June 30, 1996, 1995 and 1994. No other Executive Officers compensation exceeded $100,000 for such years.

                                                                     SECURITIES     RESTRICTED
                                        FISCAL                       UNDERLYING       STOCK          ALL OTHER
          EXECUTIVE OFFICER             YEAR     SALARY     BONUS     OPTIONS        AWARDS*       COMPENSATION*
--------------------------------------  -----   --------    ------   ----------    ------------    -------------
Greg Gilbert -- Chief Executive.......  1996    $164,650      $0
Officer & President(1)                  1995           0      $0
                                        1994           0      $0
James Valle(2)........................  1996    $      0      $0
Gerald Fitch(3).......................  1996    $115,000      $0                     $162,500(9)
                                        1995      18,650      $0
Norman M. Shink(4)....................  1996      47,031      $0       100,000                       $ 16,000(11)
J. Michael Sellards(5)................  1996    $104,500      $0                                      130,000(10)
                                        1995      15,000      $0
Christopher Reid(6)...................  1996           0       0
Michael F. LaFleur(7).................  1994    $ 55,000      $0
John R. King(8).......................  1994    $ 24,103      $0

---------------

* The shares of Common Stock received by Fitch, Sellards and Shink are valued at closing market bid price on date of grant. The stock issuances have not been reduced in value, however; all shares issued are unregistered and subject to rule 144 requiring a long-term holding period and the Registrant is a development stage Company during fiscal year 1996.

                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                   NUMBER OF                                                                   POTENTIAL REALIZABLE VALUE
                   UNDERLYING  PERCENT TO     EXERCISE      MARKET                     ------------------------------------------
                    OPTIONS   TOTAL OPTIONS    PRICE       PRICE AT      EXPIRATION       AT 0%          AT 5%          AT 10%
       NAME         GRANTED      GRANTED     PER SHARE   DATE OF GRANT      DATE       APPRECIATION   APPRECIATION   APPRECIATION
------------------ ---------  -------------  ----------  -------------  -------------  ------------   ------------   ------------
Norman Shink......  100,000        100%        $1.50         $1.66      May 28, 1997      $16,000       $24,000        $32,600

---------------

 (1) Pursuant to a five year employment agreement, which expires on July 1, 2000, between the Company and Greg Gilbert, Mr. Gilbert is currently entitled to an annual salary of $120,000. The agreement also provides that Mr. Gilbert is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the company's net income exceeds $1,000,000. In addition to salary and bonus, under the terms of his employment agreement the company is required to provide Mr. Gilbert with other benefits including automobile expense allowance, unallocable expense allowance and health and dental insurance coverage. Pursuant to the employment agreement, Mr. Gilbert is required to devote his full productive time to the business of the Company, as reasonably directed by the Board of Directors. If Mr. Gilbert is terminated by the Company under certain circumstances, including a change in control of the Company, he will be entitled to severance pay under the employment agreement of up to one year of his then current salary and group health insurance. Mr. Gilbert's salary was accrued but not paid in fiscal 1996 and he declined to take any salary in fiscal 1995. During fiscal 1996, the Company granted performance oriented options to Greg Gilbert as part of his employment agreement. Mr. Gilbert may receive options based on 1% of pre-tax income according to a pre-determined formula.

 (2) Mr. Valle was hired in August 1996. Pursuant to a five year employment agreement, which expires on August 15, 2001, between the Company and James Valle, Mr. Valle is currently entitled to an annual base salary of $120,000. The agreement also provides that Mr. Valle is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the company's net income exceeds $1,000,000. In addition to salary and bonus, under the terms of his employment agreement the company is required to provide Mr. Valle with other benefits including automobile expense allowance, unallocable expense allowance, and health and dental insurance coverage. Under the terms of his employment agreement, the Company is required to provide Mr. Valle with other benefits consistent with those provided similarly situated employee. As an incentive to join the Company, Mr. Valle was awarded a stock option for 100,000 shares of Common Stock, vested immediately and exercisable for up to 5 years. Mr. Valle is also a participant in the Company Executive Stock Option Plan. Pursuant to the employment agreement, Mr. Valle is required to devote his full productive time to the business of the Company, as reasonably directed by the Board of Directors. If Mr. Valle is terminated by the Company under certain circumstances, including a change in control of the Company, he will be entitled to severance pay under the employment agreement of one year of his then current salary plus adjustment bonus and group health insurance. Mr. Valle will also be eligible for a payment of at least $250,000 two years after separation of service, provided he complies with certain confidentiality and non-competition terms of his agreement.

 (3) Pursuant to a five year employment agreement, which expires on September 30, 2000, between the Company and Gerald Fitch, Mr. Fitch is currently entitled to an annual base salary of $120,000. Pursuant to the employment agreement the Company also issued 250,000 shares of Common Stock to Mr. Fitch. Such Common Stock is subject to repurchase by the Company upon the terms set forth in the employment agreement. The agreement also provides that Mr. Fitch is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the Company's net income exceeds $1,000,000. In addition to salary and bonus, under the term of his employment agreement the Company is required to provide Mr. Fitch with other benefits including automobile expense allowance, and health and dental insurance coverage. Pursuant to the employment agreement, Mr. Fitch is required to devote his full productive time to the business of the Company, as directed by the Board of Directors. If Mr. Fitch is terminated by the Company under certain circumstances, including a change in control of the Company, he may be entitled to severance pay under the employment agreement of up to one year of his then current salary and group health insurance coverage.

 (4) Pursuant to a five year employment agreement, which expires on February 28, 2001, between the Company and Norman M. Shink, Mr. Shink is entitle to an annual base salary of $144,000. The agreement also provides that Mr. Shink is entitled to a salary adjustment and eligible for a bonus on a graduating- scale based on the performance of the Company. In addition to salary and bonus, under the terms of his employment agreement the Company is required to provide Mr. Shink with other benefits including health and dental insurance coverage. Mr. Shink was granted a stock option to purchase

     100,000 shares at an exercise price of $1.50 per share. Pursuant to the employment agreement, Mr. Shink is required to devote his productive time and best efforts to the business of the Company, as reasonable directed by the Board of Directors. If Mr. Shink is terminated by the Company under certain circumstances, he will entitle to severance pay under the employment agreement of up to one half of his annual base salary.

 (5) Pursuant to a five year employment agreement, which expires on June 1, 2001, between the Company and J. Michael Sellards, Mr. Sellards is entitle to an annual base salary of $120,000. The agreement also provides that Mr. Sellards is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the Company's net income exceeds $1,500,000. In addition to salary and bonus, under the terms of his employment agreement the Company is required to provide Mr. Sellards with other benefits consistent with those provided to similarly situated executives of the Company. Pursuant to the employment agreement, Mr. Sellards is required to devoted his full productive time to the business of the Company, as directed by the Board of Directors. If Mr. Sellard's employment is terminated by him or the Company under certain circumstances, including a change in control of the Company, he will be entitled to severance pay under the employment agreement of up to one year of his then current salary and group health insurance coverage; Mr. Sellards will also be eligible for a payment after two years of at least $250,000 provided he complies with certain confidentiality and non-competition terms of his agreement.

 (6) Pursuant to a five year agreement, which expires on September 5, 2001, between the Company and Christopher A. Reid, Mr. Reid is currently entitled to an annual base salary of $102,000. The agreement also provides that Mr. Reid is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the Company's net income exceeds $1,200,000. In addition to salary and bonus, under the terms of his employment agreement, the Company is required to provide Mr. Reid with other benefits including a leased automobile, a travel and lodging expense allowance, certain office equipment for a home office, legal membership fees, and health and dental insurance coverage. Mr. Reid is also a participant in the Company Executive Stock Option Plan. Pursuant to the employment agreement, Mr. Reid is required to devote his full productive time to the business of the Company, as reasonably directed by the Board of Directors. If Mr. Reid is terminated by the Company under certain circumstances, including a change in control of the Company he will be entitled to severance pay under the employment agreement based on length of employment from a minimum of six months to maximum of one year of his then current salary plus group health insurance. Mr. Reid is also eligible for a payment; the lesser of $250,000 or 2% of the average net income amount before tax for twelve month periods, however, in no event less than $100,000, provided he complies with certain confidentiality and non-competition terms of his agreement.

 (7) Mr. LaFleur resigned as Chief Executive Officer and Director effective August 13, 1993. Pursuant to a termination agreement with the Company, Mr. LaFleur was paid $55,000. Pursuant to the termination agreement, the Company also canceled outstanding options for the purchase of 1,000,000 shares of common stock and stock appreciation rights with respect to an additional 1,000,000 shares of common stock.

 (8) The Company was a party to an employment agreement with Mr. King providing for his employment as President of the Company for a period of three years, or until April 10, 1993. The employment agreement provided for base salaries of $50,000, $75,000 and $100,000 in each of the three years of Mr. King's employment, and also provided for the grant of options for the purchase of 500,000 shares of common stock of the Company. Mr. King was terminated as President in January, 1994. As a result of his termination all outstanding stock options were also terminated. As of June 30, 1995, Mr. King claimed he was owed unspecified amounts in compensation, attorney fees and damages pursuant to the employment agreement for the years ended June 30, 1993 and 1992. A lawsuit was filed in District Court, County of Douglas, State of Colorado on March 25, 1994 and was settled by an arbitration agreement dated May 22, 1996 in favor of Mr. King. As a result, the Company has expended an amount in fiscal 1996 of $103,882 as final settlement.

 (9) On October 23, 1995 250,000 shares of common stock were awarded to Mr. Fitch, and such shares are subject to repurchase pursuant to the terms of his employment agreement. No other restricted stock awards of the Company are outstanding. Such restricted stock will be treated the same as all other common stock for the purpose of the payment of dividends, although no such dividends are expected to be paid.

(10) On October 23, 1995, 200,000 shares of common stock were awarded to Mr. Sellards.

(11) Norman Shink's other Compensation includes $16,000 income related to a grant of options to purchase common stock below fair market value at the grant date.

     Options Granted in Current Year. All stock options were canceled in January 1994 and none were granted or exercised during the years ended June 30, 1996 and June 30, 1995.

     Employment Agreements. At June 30, 1996 the Company has employment agreements with several key executives as discussed in Item 11, Executive Compensation. As of June 30, 1995, the Company had an outstanding employment agreement with the President of its subsidiary, GlobalTelCom. The agreement was terminated on November 30, 1995.

     Directors Compensation. The Company discontinued awarding directors fees during fiscal 1995. Directors fees of $10,000, each, were awarded to directors Robert E. Sterling, James F. O'Connell and Richard J. Davis for the year ended June 30, 1994.

     Description of Incentive Stock Option and Employee Stock Ownership
Plan. The Company maintained an incentive stock option plan, the 1987 Incentive Stock Option Plan for Employees (the "1987 Plan"), through June 30, 1994. The plan has since been terminated. Under the terms of Mr. Gilbert's employment contract, no options were earned or granted for the year ending June 30, 1996.

     Chief Executive Officer's Compensation. The Board of Directors initiated an employment agreement with Greg Gilbert, Chairman and CEO of StarTronix International Inc. for a base salary of $120,000 per year for five years beginning July 1995 (see Item 11, Executive Compensation for details of employment agreement). Salary and bonuses under this agreement are subject to increases based on a formula using pre-tax income targets. Mr. Gilbert's salary was accrued but not paid for fiscal 1996. No employment agreement existed in previous years and Gilbert declined to take a salary for those periods.

     The day-to-day business and affairs of the Company were managed by Robert
E. Sterling, the former President and Director of the Company, until Mr. Gilbert took over during fiscal 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)(b) The following table sets forth as of September 30, 1996, the outstanding common stock of the Company owned beneficially by each person who owned more than 5 percent of the Company's common stock, and the name and share holdings of each officer and Director and of all officers and Directors as a group:

                                                              AMOUNT AND
                                                              NATURE OF
                            NAME AND                          BENEFICIAL         PERCENTAGE
                        ADDRESS OF OWNER                      OWNERSHIP           OF CLASS
        ------------------------------------------------      ----------         ----------
        Greg Gilbert....................................       2,800,000(2)         14.69%
          2402 Michelson Drive,
          Suite 160
          Irvine, Ca. 92715
        Amwest Environmental Group Inc..................       1,500,000             7.87%
          10701 Los Alamitos Blvd.,
          3rd Floor
          Los Alamitos, CA 90720
        Richard A. Scruggs..............................         852,650             4.47%
          c/o Phoenix Environmental Services, Inc.
          4158 US Highway 78
          Lilburn, GA 30244
        J. Michael Sellards.............................         200,000             1.05%
          2402 Michelson #160
          Irvine, CA 92612-1314
        Gerald Fitch....................................         250,000             1.31%
          2402 Michelson #160
          Irvine, CA 92612-1314
        Norman Shink....................................         250,000(3)          1.31%
          2402 Michelson #160
          Irvine, CA 92612-1314
        James Valle.....................................         100,000(3)           .52%
          2402 Michelson #160
          Irvine, CA 92612-1314
                                                               ---------            -----
                  TOTAL.................................       5,952,650(1)         31.22%
        All officers and directors as a group
          (5 individuals)...............................       3,600,000            18.88%
                                                               =========            =====

---------------

(1) Does not include shares held in the names of CEDE & Co., KRAY & Co., and other brokerage clearinghouses.

(2) Mr. Greg Gilbert held options from four stockholders of StarTronix International which granted him the right to purchase up to 931,742 shares of StarTronix International common stock currently held by these stockholders, at $3.38 per share. These option agreements were not exercised and expired in April 1996.

(3) Includes 100,000 shares of common stock options awarded by the Company and unexercised by both Mr. Shink and Mr. Valle.

                                    PART IV

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 28, 1996, the Company reached a Settlement Agreement with Alta Gold Company whereby the companies agreed to the following: StarTronix surrendered to Alta Gold the 1996 and 1998 Debentures with a value of $3,000,000 in return for 400,000 shares of Alta Gold common stock and warrants to purchase up to 400,000 shares of Alta Gold common stock. The original Zero Coupon Debenture and Provisional Copper

Production Royalty Agreement dated June 14, 1994 between Alta Gold and StarTronix shall remain in full effect. StarTronix assigned its rights to the stock and warrants of Alta Gold to N.A. Degerstrom in exchange for the release of secured and unsecured debt of $2,782,265. The Company incurred a loss of $234,065 in the liquidation of the Degerstrom debt. As of June 30, 1995, the Company had two notes payable of $2,782,265 due to N. A. Degerstrom, Inc., a principal shareholder of the Company. (See also notes 7 and 8 to the Consolidated Financial Statements filed as part of this report.)

     On May 9, 1995, Phoenix Environmental Services Inc., agreed to loan the Company $400,000 in the form of two promissory notes to secure the Company's obligation to pay the notes, Greg Gilbert has pledged or caused to be pledged 1,000,000 shares of common stock of the Company. In connection with this transaction, the Company issued to Mr. Gilbert options to purchase 1,000,000 shares of Common Stock at a price of $0.50 per share which become exercisable upon the payment of or default under the notes. Mr. Richard A. Scruggs is the President of Phoenix Environmental Services Inc.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8K AND FORM S-8

     (a)  Documents Filed as a Part of this Report

          (i) Financial Statements. Reference is made to Item 8 under Part II of this Report.

          (ii) Financial Statement Schedules.  Reference is made to Item 8 under
     Part II of the Report.

        (iii) Exhibits:

                3.1*       Articles of Incorporation and Articles as amended
                3.2        By-laws as amended and restated
                4.1        Stock Options -- Norman Shink
                4.2        Warrants to D.J. Limited
                4.3        Warrants to Stock Works USA, Inc.
                4.4        Certificate of Determination for Series "B" Preferred Stock
                4.5        Certificate of Determination for Series "C" Preferred Stock
               10.1*       Employment Agreement of John King dated April 23, 1990
               10.1(a)     Employment Agreement of Greg Gilbert dated July 1, 1995
               10.1(b)     Employment Agreement of Gerald Fitch dated October 1, 1995
               10.1(c)     Employment Agreement of Norman Shink dated March 1, 1996
               10.1(d)     Employment Agreement of J. Michael Sellards dated June 1, 1996
               10.1(e)     Employment Agreement of James Valle dated August 15, 1996
               10.1(f)     Employment Agreement of Christopher Reid dated September 5, 1996
               10.2*       1987 Incentive Stock Option Plan
               10.3*       Royalty Agreement
               10.4*       Copper Flat Sales Agreement
               10.5        Golden Source Electronics Ltd.
               10.6        Settlement agreement and Release John R. King
               10.7        Alta Gold Co. Settlement Agreement
               11          Statement re-computation of per share earnings
               18*         Letter Regarding Change in Accounting Principles
               21          Subsidiaries of the Registrant
               27          Financial Data Schedule

---------------

* Incorporated by reference from EXHIBIT of the same number to the Registrant's Annual Report on Form 10-K for the period ended June 30, 1993

(b) Reports on Form 8-K and Form S-8.

     Form 8-K, dated September 19, 1995 and filed with the Commission on September 26, 1995 reporting on termination of the proposed plan of merger with Phoenix Environmental Services Inc. and item 1, change of State of incorporation. The report included material utilized in connection with the shareholders meeting to be held on September 30, 1995.

     Form S-8, dated December 6, 1995 and filed with the Commission on December 14, 1995 pertaining to a Share Agreement between US Corporate Development Group, Inc. and StarTronix International Inc. pursuant to which the Company will issue 500,000 shares of the Company's common stock in consideration of certain consulting services rendered and to be rendered by USCDG to the Company.

     Form 8-K, dated September 20,1996 and filed with the Commission on September 27, 1996 reporting on the resignation of BDO Seidman LLP as the Company's independent auditors.

     Form 8-K/A, dated September 20, 1996 and filed with the Commission on October 4, 1996 reporting on BDO Seidman's agreement on content of the Company's Form 8-K dated September 20, 1996.

     Form 8-K, dated October 24, 1996 and filed with the Commission on October 29, 1996 reporting on the appointment of Strabala Ramirez & Associates as the Company's independent auditors.

     Form 8-K, dated October 25, 1996 and filed with the Commission on November 7, 1996 reporting on the suspension of the conversion of the Company's Series "C" Convertible Preferred Stock.

                                     PART V

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STARTRONIX INTERNATIONAL INC.
                                          (Registrant)

                                          By:       /s/  GREG GILBERT
                                          --------------------------------------
                                               Greg Gilbert, Chairman & CEO

                                          Date: 12/11/96

                                          By:       /s/  JAMES VALLE
                                          --------------------------------------
                                           James Valle, Chief Financial Officer

                                          Date: 12/11/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          By:       /s/  GREG GILBERT
                                          --------------------------------------
                                               Greg Gilbert, Chairman & CEO

                                          Date: 12/11/96

                                          By:   /s/  J. MICHAEL SELLARDS
                                          --------------------------------------
                                              J. Michael Sellards, Director

                                          Date: 12/11/96

                                          By:       /s/  GERALD FITCH
                                          --------------------------------------
                                                  Gerald Fitch, Director

                                          Date: 12/11/96

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                           FINANCIAL STATEMENTS AS OF
                         JUNE 30, 1996 AND 1995 AND THE
                             PERIOD FROM INCEPTION
                   (SEPTEMBER 16, 1983) THROUGH JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                 ------------
Reports of Independent Certified Public Accountants.............................  F-1 - F-2
Consolidated Balance Sheets.....................................................  F-4 - F-5
Consolidated Statements of Loss.................................................     F-6
Consolidated Statements of Changes in Stockholders' Equity (Deficit)............  F-7 - F-11
Consolidated Statements of Cash Flows........................................... F-12 - F-13
Notes to Consolidated Financial Statements...................................... F-14 - F-32
Reports of Independent Certified Public Accountants on Financial Statement
  Schedule...................................................................... F-33 - F-34
Schedule II -- Valuation and Qualifying Accounts and Reserves for the Years
  Ended June 30, 1996, 1995, and 1994...........................................     F-35

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
StarTronix International Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of StarTronix International Inc. (formerly known as Gold Express Communications, Inc. and Gold Express Corporation) and Subsidiaries, (a development stage company) as of June 30, 1996, and the related consolidated statements of loss, changes in stockholders' equity (deficit) and cash flows for the year then ended, and the period from the date of inception (September 16, 1983) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of StarTronix International Inc. and Subsidiaries for each of the six years in the period ended June 30, 1995 and the period from inception (September 16, 1983) to June 30, 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts for those periods included in the statements of loss, changes in stockholders' equity (deficit) and cash flows for the period from date of inception (September 16, 1983) to June 30, 1995, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTronix International Inc. and Subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for (1), the year then ended, and (2), based on our audit and the report of the other auditors, the period from the date of inception (September 16, 1983) through June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has been in the development stage since its inception, has generated limited operating revenues to date, and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STRABALA RAMIREZ & ASSOCIATES

December 6, 1996, except for Note 2 and the third paragraph of Note 18 which are as of December 11 and 12, 1996, respectively
Irvine, California

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
StarTronix International Inc.
Irvine, California

     We have audited the accompanying consolidated balance sheet of StarTronix International Inc. (formerly known as Gold Express Communications, Inc. and Gold Express Corporation) (a development stage company) and subsidiaries as of June 30, 1995, and the related consolidated statements of loss, stockholders' equity (deficit) and cash flows for each of the two years in the period ended June 30, 1995, and for the period from the date of inception (September 16, 1983) through June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of StarTronix International Inc. for each of the six years in the period ended June 30, 1989 and the period from inception (September 16, 1983) to June 30, 1989. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for those periods included in the consolidated balance sheet and related statements of loss, changes in stockholders' equity (deficit) and cash flows for the period from date of inception (September 16, 1983) to June 30, 1989, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 5 to the consolidated financial statements, the Company has received a demand letter from the purchaser of a gold mine property sold during the year ended June 30, 1994. The purchaser alleges the Company breached certain aspects of the sales contract and is seeking to reduce the sales price and the corresponding amount due to the Company in the form of subordinated debentures.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of StarTronix International Inc. and subsidiaries at June 30, 1995, and the consolidated results of their operations and their cash flows for (1) each of the two years in the period ended June 30, 1995, and (2) based on our audits and the report of the other auditors, the period from the date of inception (September 16, 1983) through June 30, 1995, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has generated limited operating revenues to date and has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 9 to the financial statements, effective July 1, 1993, the Company changed its method of accounting for income taxes.

                                                     BDO Seidman, LLP

Costa Mesa, California
August 17, 1995

                      (This page intentionally left blank)

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                     ASSETS

                                                                           1996         1995
                                                                        ----------   ----------
Current Assets:
  Cash................................................................  $    2,355   $    6,150
  Accounts receivable, net of allowance for doubtful accounts of
     $337,493 (Note 19)...............................................       1,628       15,187
  Inventory...........................................................      84,533           --
  Subordinated debenture receivable (Note 5)..........................          --    1,500,000
  Interest receivable.................................................          --       45,000
  Prepaid expenses and other..........................................     490,214        5,786
                                                                        ----------   ----------
     Total current assets.............................................     578,730    1,572,123
                                                                        ----------   ----------
Property and Equipment, less accumulated depreciation (Note 4)........     376,052       63,071
                                                                        ----------   ----------
Other Assets:
  Prepaid production costs (Note 1)...................................     300,000      300,000
  Goodwill, net of accumulated amortization (Note 3)..................          --      475,911
  Investments (Note 6)................................................     900,000      150,000
  Other...............................................................      12,855        5,986
  Subordinated debentures receivable (Note 5).........................   1,427,750    2,809,862
                                                                        ----------   ----------
     Total other assets...............................................   2,640,605    3,741,759
                                                                        ----------   ----------
                                                                        $3,595,387   $5,376,953
                                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        1996            1995
                                                                    ------------     ----------
Current Liabilities:
  Accounts payable -- trade.......................................  $    443,292     $  202,022
  Due to related parties (Note 7).................................            --         20,995
  Accrued professional fees.......................................       265,900        220,000
  Accrued expenses................................................       735,607        343,502
  Accrued interest................................................        27,500         42,655
  Notes payable (Note 8)..........................................       400,000        400,000
  Current maturities of notes payable to related parties..........            --          4,006
  Deferred revenue................................................            --         31,500
                                                                    ------------     ----------
          Total current liabilities...............................     1,872,299      1,264,680
Notes payable to related parties, less current maturities (Note
  8)..............................................................            --      2,782,265
                                                                    ------------     ----------
          Total liabilities.......................................     1,872,299      4,046,945
                                                                    ------------     ----------
Commitments and Contingencies (Note 17)...........................            --             --
Stockholders' Equity
  Preferred Stock, $.01 par value, 10,000,000 authorized (Note
     10):
     Series "B" Convertible Preferred Stock, $.01 par value,
       90,000 shares issued and outstanding.......................           900             --
     Series "C" Convertible Preferred Stock, $.01 par value,
       15,000 shares issued and outstanding.......................           150             --
  Common stock, $.001 par value, of authorized: 50,000,000;
     outstanding: 15,475,277 and 8,864,282........................        15,475          8,864
  Additional paid-in capital......................................    15,553,068      7,979,501
  Unrealized holding gains (losses), net (Note 6).................    (1,166,250)            --
  Deficit accumulated during the development stage................   (12,680,255)    (6,658,357)
                                                                    ------------     ----------
          Total stockholders' equity..............................     1,723,088      1,330,008
                                                                    ------------     ----------
                                                                    $  3,595,387     $5,376,953
                                                                    ============     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED STATEMENTS OF LOSS

                                          CUMULATIVE
                                         AMOUNTS FROM                   YEAR ENDED JUNE 30,
                                       DATE OF INCEPTION     ------------------------------------------
                                       TO JUNE 30, 1996         1996            1995            1994
                                       -----------------     -----------     -----------     ----------
Sales..............................       $    916,276       $    97,654     $   818,622     $       --
                                          ------------       -----------     -----------     ----------
Operating Expenses:
  Cost of sales....................            801,996            95,417         706,579             --
  Exploration expense..............            894,627                --              --             --
  Royalty expense..................            593,193                --              --             --
  Write down of abandoned
     properties....................            543,479                --              --             --
  Equipment rental and costs.......            172,805                --              --             --
  Depreciation and amortization....            151,599            27,321          28,129          1,200
  Write down of impaired asset
     (Note 5 & 6)..................          1,803,961           655,911         350,000         35,213
  Selling, general and
     administrative................          8,272,663         5,105,925       1,463,035        391,356
                                          ------------       -----------     -----------     ----------
          Total operating
            expenses...............         13,234,323         5,884,574       2,547,743        427,769
                                          ------------       -----------     -----------     ----------
Other (Income) Expense:
  Interest income..................           (914,042)         (297,887)       (301,137)            --
  Interest expense.................            702,424           194,918         174,592        233,900
  Litigation settlement............            203,882           103,882              --             --
  Loss on liquidation of debt
     (Note 5)......................            234,065           234,065              --             --
  Equity in net loss of investee...             53,307                --              --             --
  Realized loss from short-term
     investments...................             28,492                --              --             --
  Net loss on dispositions of
     property and equipment........             14,376                --              --             --
  Gain on sale of property (Note
     5)............................           (182,739)               --              --       (182,739)
  Loss on disposal of investment in
     affiliate.....................            403,693                --              --             --
                                          ------------       -----------     -----------     ----------
          Total other (income)
            expense................            543,458           234,978        (126,545)        51,161
                                          ------------       -----------     -----------     ----------
Loss Before Cumulative Effect of
  Change in Accounting Principle...        (12,861,505)       (6,021,898)     (1,602,576)      (478,930)
Cumulative Effect of Change in
  Accounting Principle (Note 15)...            181,250                --              --             --
                                          ------------       -----------     -----------     ----------
Net Loss...........................       $(12,680,255)      $(6,021,898)    $(1,602,576)    $ (478,930)
                                          ============       ===========     ===========     ==========
  Net Loss Per Share...............                          $     (0.48)    $     (0.22)    $    (0.12)
                                                             ===========     ===========     ==========
  Weighted Average Shares
     Outstanding...................                           12,629,279       7,451,016      4,140,876
                                                             ===========     ===========     ==========

  The accompanying notes are an integral part of these consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE PERIOD FROM THE DATE OF INCEPTION
                     (SEPTEMBER 16, 1983) TO JUNE 30, 1996

                                                                           DEFICIT
                                                                         ACCUMULATED
                                     COMMON STOCK         ADDITIONAL     DURING THE
                                 --------------------      PAID-IN       DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL          STAGE           TOTAL
                                 ----------    ------     ----------     -----------     -----------
Eagle Claw Mining Company, Inc.
  activity:
  Issuance of common stock for:
     Cash ($.80 per share).....         625    $    1     $      499     $        --     $       500
     Satisfaction of
       stockholder advances
       ($.80 per share)........     127,830       128        102,762              --         102,890
     Acquisition of mining
       leases from an officer
       and director ($.80 per
       share)..................      55,921        56         44,954              --          45,010
  Net loss for the period from
     the date of inception
     (September 16, 1983) to
     June 30, 1984.............          --        --             --         (96,957)        (96,957)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1984.......     184,376       185        148,215         (96,957)         51,443
  Gold Express Corporation
     activity:
     Issuance of common stock
       for cash ($.59 per
       share)..................     303,346       303        177,198              --         177,501
  Net loss for the year........          --        --             --        (254,468)       (254,468)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1985.......     487,722       488        325,413        (351,425)        (25,524)
  Issuance of common stock for
     cash, net of issuance
     costs ($4.18 per share)...     511,634       512      2,137,946              --       2,138,458
  Net loss for the year........          --        --             --        (189,591)       (189,591)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1986.......     999,356     1,000      2,463,359        (541,016)      1,923,343
  Issuance costs relating to
     common stock offering.....          --        --        (12,068)             --         (12,068)
  Issuance of common stocks
     for:
     Acquisition of investment
       ($3.00 per share).......     110,000       110        329,890              --         330,000
     Compensation to certain
       stockholders ($3.50 per
       share)(Note 7)..........      33,000        33        115,467              --         115,500
  Acquisition of mining lease
     ($3.50 per share).........      20,000        20         69,980              --          70,000
Net loss for the year..........          --        --             --        (517,233)       (517,233)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1987.......   1,162,356    $1,163     $2,966,628     $(1,058,249)    $ 1,909,542

  The accompanying notes are an integral part of these consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY (DEFICIT) -- (CONTINUED)
                   FOR THE PERIOD FROM THE DATE OF INCEPTION
                     (SEPTEMBER 16, 1983) TO JUNE 30, 1996

                                                                           DEFICIT
                                                                         ACCUMULATED
                                                          ADDITIONAL     DURING THE
                                     COMMON STOCK          PAID-IN       DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL          STAGE           TOTAL
                                 ---------     ------     ----------     -----------     -----------
  Issuance of common stock for:
     Satisfaction of long-term
       debt ($1.90 per share)..      20,000    $   20     $   38,192     $        --     $    38,212
     Acquisition of investment
       ($1.78 per share)
       (Note 6)................      73,412        73        130,927              --         131,000
  Net loss for the year........          --        --             --        (268,480)       (268,480)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1988.......   1,255,768     1,256      3,135,747      (1,326,729)      1,810,274
  Issuance of common stock for:
     Acquisition of interest in
       joint venture ($3.00 per
       share)(Note 5)..........      20,834        21         62,479              --          62,500
Compensation to directors
  (45,000 shares at $2.40 and
  15,000 shares at $1.60)
  (Note 7).....................      60,000        60        131,190              --         131,250
Net loss for the year..........          --        --             --        (616,976)       (616,976)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1989.......   1,336,602     1,337      3,329,416      (1,943,705)      1,387,048
  Issuance of common stock for:
     Purchase of Manhattan
       ($1.20 per share).......      10,000        10         11,990              --          12,000
     Purchase of Copper Flat
       ($1.55 per share)
       (Note 5)................     240,000       240        394,560              --         394,800
     Prepaid financing costs
       and issue discount on
       notes payable to related
       parties ($1.65 per share)    157,500       157        260,731              --         260,888
Net loss for the year..........          --        --             --        (345,383)       (345,383)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1990.......   1,744,102    $1,744     $3,996,697     $(2,289,088)    $ 1,709,353

  The accompanying notes are an integral part of these consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY (DEFICIT) -- (CONTINUED)
                   FOR THE PERIOD FROM THE DATE OF INCEPTION
                     (SEPTEMBER 16, 1983) TO JUNE 30, 1996

                                                                           DEFICIT
                                                                         ACCUMULATED
                                                          ADDITIONAL     DURING THE
                                     COMMON STOCK          PAID-IN       DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL          STAGE           TOTAL
                                 ---------     ------     ----------     -----------     -----------
  Issuance of common stock for:
     Development of Copper Flat
       ($2.31 per share)
       (Note 5)................     183,862    $  184     $  424,668     $        --     $   424,852
     Cash ($2.00 per share)....     500,000       500        999,500              --       1,000,000
     Purchase of Rimini ($1.82
       per share)..............     106,746       107        193,885              --         193,992
     Promotion ($1.66 per
       share)..................      16,000        16         26,534              --          26,550
     Directors fees ($2.03 per
       share)(Note 7)..........      47,500        47         96,437              --          96,484
  Net loss for the year........          --        --             --      (1,414,085)     (1,414,085)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1991.......   2,598,210     2,598      5,737,721      (3,703,173)      2,037,146
  Issuance of common stock for:
     Directors' fees ($1.56 per
       share)..................      25,000        25         39,037              --          39,062
     Note extension ($1.88 per
       share)..................      50,000        50         93,700              --          93,750
  Net loss for the year........          --        --             --         (18,153)        (18,153)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1992.......   2,673,210     2,673      5,870,458      (3,721,326)      2,151,805
  Issuance of common stock for:
     Director's fees ($1.24 per
       share)..................      25,000        25         31,225              --          31,250
     Copper Flat project fees
       ($1.24 per share).......      11,000        11         13,739              --          13,750
     Satisfaction of amounts
       due to related parties
       ($.70 per share)........     975,000       975        681,525              --         682,500
  Retirement of common stock...    (10,000)       (10)            10              --              --
Net loss for the year..........          --        --             --        (855,525)       (855,525)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1993.......   3,674,210     3,674      6,596,957      (4,576,851)      2,023,780
  Issuance of common stock for
     business combination
     ($.005 per share)
     (Note 3)..................   2,800,000     2,800         12,200              --          15,000
  Net loss for the year........          --        --             --        (478,930)       (478,930)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1994.......   6,474,210    $6,474     $6,609,157     $(5,055,781)    $ 1,559,850

  The accompanying notes are an integral part of these consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY (DEFICIT) -- (CONTINUED)
                   FOR THE PERIOD FROM THE DATE OF INCEPTION
                     (SEPTEMBER 16, 1983) TO JUNE 30, 1996

                                                                           DEFICIT
                                                                         ACCUMULATED
                                                          ADDITIONAL     DURING THE
                                     COMMON STOCK          PAID-IN       DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL          STAGE           TOTAL
                                 ---------     ------     ----------     -----------     -----------
  StarTronix International Inc.
     activity:
  Issuance of common stock for:
     Infomercial Production
       ($.60 per share)
       (Note 1)................     500,000    $  500     $  299,500     $        --     $   300,000
     Financial marketing
       services ($.50 per
       share)(Note 7)..........     500,000       500        249,500              --         250,000
     Acquisition of Global
       TelCom ($.49 per share)
       (Note 3)................     500,000       500        243,250              --         243,750
     Issue stock to Global
       TelCom note holders
       ($1.00 per share).......     102,650       103        102,547              --         102,650
     Directors fees, advances
       and other ($.87 per
       share)..................      87,422        87         76,247              --          76,334
     Investment in unrelated
       party ($.75 per share)
       (Note 6)................     200,000       200        149,800              --         150,000
     Stock for working capital
       ($.50 per share)........     500,000       500        249,500              --         250,000
  Net loss for the year........          --        --             --      (1,602,576)     (1,602,576)
                                  ---------    ------     ----------     -----------     -----------
Balance at June 30, 1995.......   8,864,282    $8,864     $7,979,501     $(6,658,357)    $ 1,330,008

  The accompanying notes are an integral part of these consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY (DEFICIT) -- (CONTINUED)
                   FOR THE PERIOD FROM THE DATE OF INCEPTION
                     (SEPTEMBER 16, 1983) TO JUNE 30, 1996

                                                        CLASS "B"             CLASS "C"
                                    COMMON STOCK        PREFERRED             PREFERRED             ADDITIONAL     UNREALIZED
                                ---------------------     STOCK                 STOCK                 PAID-IN        HOLDING
                                  SHARES      AMOUNT      SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     GAINS(LOSSES)
                                ----------    -------   ----------   ------   ----------   ------   -----------   -------------
Balance at June 30, 1995.......  8,864,282    $ 8,864         --      $ --          --      $ --    $ 7,979,501    $        --
Issuance of common stock for:
  Payment of services
    ($1.25 per share)(Note
    7).........................  1,100,000      1,100         --        --          --        --      1,373,900
  Payment of services
    ($.50 per share)(Note 7)...    790,000        790         --        --          --        --        399,210
  Payment of services
    ($1.00 per share)(Note
    7).........................    600,000        600         --        --          --        --        599,400
  Payment of services
    ($1.50 per share)(Note
    7).........................    500,000        500         --        --          --        --        749,500
  Conversion of stock warrants
    ($1.00 per share)(Note
    7).........................    500,000        500         --        --          --        --        499,500
  Conversion of stock warrants
    ($1.50 per share)(Note
    7).........................  1,000,000      1,000         --        --          --        --        499,000
  Conversion of stock warrants
    ($.80 per share)(Note 7)...    500,000        500         --        --          --        --        399,500
  Acquisition of 1,500,000
    shares of AmWest
    Environmental Group (Note
    6).........................  1,500,000      1,500         --        --          --        --      2,064,750
  Repayment of debt ($.33 per
    share)(Note 7).............    100,000        100         --        --          --        --         32,900
  Repayment of debt ($1.00 per
    share)(Note 7).............     20,995         21         --        --          --        --         20,974
  Convertible preferred stock
    for working capital ($10.00
    per share, net of issue
    costs) (Note 10)...........         --         --     90,000       900      15,000       150        934,933
Net loss.......................         --         --         --        --          --        --             --
Unrealized holding loss (SFAS
  115) on 1,500,000 shares of
  AmWest Environmental Group
  (Note 6).....................         --         --         --        --          --        --             --     (1,166,250)
                                ----------    -------   --------     -----    --------     -----    -----------    -----------
Balance at June 30, 1996....... 15,475,277    $15,475     90,000      $900      15,000      $150    $15,553,068    $(1,166,250)
                                ==========    =======   ========     =====    ========     =====    ===========    ===========

                                   DEFICIT
                                 ACCUMULATED
                                  DURING THE
                                 DEVELOPMENT
                                    STAGE           TOTAL
                                 ------------    -----------
                                <
Balance at June 30, 1995.......  $ (6,658,357)   $ 1,330,008
Issuance of common stock for:
  Payment of services
    ($1.25 per share)(Note
    7).........................            --      1,375,000
  Payment of services
    ($.50 per share)(Note 7)...            --        400,000
  Payment of services
    ($1.00 per share)(Note
    7).........................            --        600,000
  Payment of services
    ($1.50 per share)(Note
    7).........................            --        750,000
  Conversion of stock warrants
    ($1.00 per share)(Note
    7).........................            --        500,000
  Conversion of stock warrants
    ($1.50 per share)(Note
    7).........................            --        500,000
  Conversion of stock warrants
    ($.80 per share)(Note 7)...            --        400,000
  Acquisition of 1,500,000
    shares of AmWest
    Environmental Group (Note
    6).........................            --      2,066,250
  Repayment of debt ($.33 per
    share)(Note 7).............            --         33,000
  Repayment of debt ($1.00 per
    share)(Note 7).............            --         20,995
  Convertible preferred stock
    for working capital ($10.00
    per share, net of issue
    costs) (Note 10)...........            --        935,983
Net loss.......................    (6,021,898)    (6,021,898)
Unrealized holding loss (SFAS
  115) on 1,500,000 shares of
  AmWest Environmental Group
  (Note 6).....................                   (1,166,250)
                                 ------------    -----------
Balance at June 30, 1996.......  $(12,680,255)   $ 1,723,088
                                 ============    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               CUMULATIVE
                                              AMOUNTS FROM
                                                DATE OF
                                              INCEPTION TO            YEAR ENDED JUNE 30,
                                                JUNE 30,     -------------------------------------
                                                  1996          1996          1995         1994
                                              ------------   -----------   -----------   ---------
Cash flows from operating activities:
  Net loss..................................  $(12,680,255)  $(6,021,898)  $(1,602,576)  $(478,930)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Loss on liquidation of debt...............       234,066       234,066            --          --
  Write off of goodwill.....................       475,911       475,911            --          --
  Write off of abandoned properties.........       513,459            --            --          --
  Write down of impaired asset..............     1,328,050       180,000       350,000      35,213
  Loss on forgiveness of note receivable....        30,360            --            --          --
  Purchase of inventory.....................       (84,533)      (84,533)           --          --
  Issuance of common stock for compensation
     to directors...........................       489,880            --        76,334          --
  Issuance of common stock for payment of
     debt...................................        53,995        53,995            --          --
  Issuance of common stock for fees and
     services...............................     3,376,875     3,125,000       250,000          --
  Issuance of common stock for stock
     issuance costs.........................       (12,068)           --            --          --
  Amortization of prepaid mining leases.....       138,310            --            --          --
  Depreciation and amortization.............       151,599        27,321        28,129       1,200
  Realized loss from short-term
     investments............................        28,492            --            --          --
  Net (gain) loss on disposal of equipment,
     mining lease and investment in
     affiliate..............................       235,330            --            --    (182,739)
  Equity in net loss of investee............        53,307            --            --          --
  Write-off of deferred stock offering
     costs..................................        60,873            --            --          --
  Accretion of zero coupon bond discount....      (230,764)     (117,888)     (112,876)         --
  Interest receivable, debenture bonds......       (45,000)           --       (45,000)         --
  Change in accounts receivable and
     prepaids...............................      (390,565)     (470,869)      (20,973)         --
  Change in accounts payable and due to
     related parties........................       804,876       220,275        22,287     157,569
  Change in deferred revenue................            --       (31,500)       31,500          --
  Change in accrued expenses and other
     liabilities............................     1,066,260       447,514       419,117     (31,147)
                                              ------------   -----------   -----------   ---------
     Net cash used in operating
       activities...........................    (4,401,542)   (1,962,606)     (604,058)   (498,834)
                                              ------------   -----------   -----------   ---------

  The accompanying notes are an integral part of these consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   CUMULATIVE
                                                  AMOUNTS FROM
                                                     DATE OF             YEAR ENDED JUNE 30,
                                                  INCEPTION TO    ----------------------------------
                                                  JUNE 30, 1996      1996        1995        1994
                                                  -------------   ----------   --------   ----------
Cash flows from investing activities:
  Proceeds from disposal of equipment and mining
     leases.....................................     1,453,811            --         --    1,401,000
  Funds advanced under notes receivable.........      (939,000)           --         --           --
  Payment received on notes receivable..........       917,278            --         --           --
  Issuance of common stock to effect business
     combination................................        15,000            --         --       15,000
  Purchase of equipment.........................      (468,703)     (340,302)   (65,552)          --
  Proceeds from sale of short term investment...         9,008            --         --           --
  Purchase of short-term investment.............       (37,500)           --         --           --
  Investments in mineral properties and
     development................................    (4,513,763)           --         --     (320,759)
  Investment in Joint Venture...................       (30,000)      (30,000)        --           --
  Payment for deposits to vendors...............       (12,855)       (6,869)    (5,986)          --
  Organization costs............................        (7,241)           --         --           --
                                                  -------------   ----------   --------   ----------
     Net cash provided by (used in) investing
       activities...............................    (3,613,965)     (377,171)   (71,538)   1,095,241
                                                  -------------   ----------   --------   ----------
Cash flows from financing activities:
  Principal payments on capital leases..........      (125,020)                      --           --
  Payments of borrowing.........................    (1,655,887)                      --     (583,787)
  Proceeds from borrowing.......................     3,854,201                  400,000       19,000
  Proceeds from issuance of stock, net of
     offering cost..............................     5,944,568     2,335,982    250,000           --
                                                  -------------   ----------   --------   ----------
     Net cash provided by (used in) financing
       activities...............................     8,017,862     2,335,982    650,000     (564,787)
                                                  -------------   ----------   --------   ----------
Net increase (decrease) in cash.................         2,355        (3,795)   (25,596)      31,620
Cash, beginning of period.......................            --         6,150     31,746          126
                                                  ------------    ----------   --------   ----------
Cash, end of period.............................  $      2,355    $    2,355   $  6,150   $   31,746
                                                  ============    ==========   ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY HISTORY AND SUMMARY OF ACCOUNTING POLICIES

     StarTronix International Inc. (StarTronix or the Company), formerly Gold Express Corporation and Gold Express Communications, Inc., was originally incorporated in the State of Washington on June 26, 1984 for the purposes of exploring and developing mineral properties. The Company's predecessor was Eagle Claw Mining Company, Inc. (Eagle Claw), which was incorporated on September 16, 1983 (date of inception). Historically, the Company engaged in the joint venture and acquisition of various mining properties. However, in 1993, the Company chose to begin liquidation and divestiture of the majority of its mining assets.

     As more fully described in Note 3, in April 1994 the Company issued 2,800,000 shares of its common stock, a controlling interest of 43.25%, to a new investor in exchange for 100% of the common stock of SmartCom International, Inc., a corporation wholly owned by the investor. Subsequent to the change in ownership, certain directors of the Company continued in their capacity as directors and held security interests in the stock issued to the investor to assure performance under the plan of reorganization. The Company continued to hold rights to certain mineral properties (Note 5). In May 1995, the Company, then Gold Express Corporation, changed its name to Gold Express Communications and began to pursue marketing of telecommunication products and services.

     In August 1995, Gold Express Communications established a wholly owned subsidiary, StarTronix International Inc, a Delaware corporation, with authorized capital of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. On September 30, 1995, Gold Express Communications and StarTronix International Inc. merged, and StarTronix International Inc. became the surviving corporation.

     In July 1995, SmartCom International, Inc. changed its name to StarTronix USA, Inc. In May 1996 StarTronix USA, Inc. changed its name to StarTronix Inc. StarTronix Inc. is currently the main operating entity of the Company. StarTronix Inc. is primarily engaged in direct marketing and sales of exclusive products and services for which StarTronix Inc. or the Company contracts for production and distribution. StarTronix Inc.'s major products include: the StarScreen telephone, the StarVoice telephone, and the StarVoice/Data Bank. Through a network of independent distributors, StarTronix Inc. also sells proprietary health aids, nutritional supplements, and beauty products. The StarScreen telephone is a "plug and play" Internet screen phone and is currently the Company's major source of projected revenues. The StarScreen is currently in the process of being approved for use by the Federal Communications Commission ("FCC").

     In December 1994, the Company acquired Global TelCom, Inc. (Global TelCom), a provider of products and services relating to long distance telephone and debit card services in exchange for 500,000 shares of the Company's common stock and assumption of debt. This transaction has been accounted for under the purchase method of accounting. Subsequent to this acquisition, Global TelCom has generated limited operating revenues and sustained consistent operating losses. Global TelCom ceased operations as of December 31, 1995, due to the loss of a major customer (Note 19). In the current year Global TelCom had limited activity and reported a net loss. As further discussed in Note 3, the Company continues to maintain reserves for currently unasserted claims related to the shut down of the operations in Global TelCom.

     In August 1995, the Company established a new wholly-owned subsidiary, GoldTone Communications, Inc., a Delaware corporation, to provide specialized long distance telephone and debit card services. In November 1995, GoldTone Communications, Inc. changed its name to StarTronix TelCom Inc. For its first year ended June 30, 1996, StarTronix TelCom Inc., had limited operations and no material amounts of income or loss.

     In June 1996, the Company established a new wholly-owned subsidiary, StarTronix Marketing N.A. Inc., a Canadian corporation, to provide access to Canadian markets for the Company's telecommunications products and services. As of and through June 30, 1996, StarTronix Marketing N.A. Inc. had no operations nor discernible activity.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. COMPANY HISTORY AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

     In August 1996, the Company established a new wholly-owned subsidiary, StarTronix On-Line Inc. a Delaware corporation, to provide access to the Internet for users of the Company's telecommunications products and services.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Eagle Claw Mining Company Inc., StarTronix Inc. (formerly StarTronix USA), Global TelCom Inc., StarTronix TelCom Inc. (formerly GoldTone Communications, Inc.) and StarTronix Marketing N.A. Inc. All significant intercompany accounts and transactions have been eliminated. The Company also consolidates its proportional share of the account of its only joint interest in mineral properties, which was written off as of June 30, 1995 (see Note 5).

  Property and Equipment

     Equipment is stated at cost. Depreciation is provided over the estimate useful lives of the respective assets, using the straight-line method.

     Historically, the Company capitalized development costs relating to mineral properties until such time as the mineral properties were brought into production. Interest cost was capitalized to the basis of mineral properties during the periods in which activities to ready the properties for commercial production occurred. The amount capitalized was based on the portion of the Company's interest cost incurred which could have been avoided if expenditures related to the mineral property had not been made. If the property was sold or abandoned, those costs were written off to current period expense. The carrying values of mineral properties and related deferred expenditures were reviewed on a regular basis and, where necessary, were written down to the estimated recoverable amount. As of June 30, 1995, the Company's mineral properties were written-off entirely. During fiscal 1996, the Company disposed of its residual interest in its two remaining mineral properties. (Note 5)

  Cash Equivalents

     For the purpose of the consolidated balance sheets and statements of cash flows, the Company considers a cash equivalent to be any highly liquid debt instrument purchased with an original maturity of three months or less.

  Inventory

     As of June 30, 1996, the Company carried in inventory certain marketing materials, referred to as "Starter Kits", and related items held for sale in the normal course of business. These items are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

     During fiscal 1996, the Company began contracting for production and fulfillment on its principal products: the StarScreen telephone, StarVoice telephone, StarVoice/Data Bank, and proprietary health, nutritional products, and beauty aids. As of June 30, 1996, no amounts of these principal products were held in inventory.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. COMPANY HISTORY AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

  Prepaid Production Costs (Infomercial)

     In October 1994, the Company contracted with U.S. Corporate Development Group Inc.(USCDG) to produce one half-hour infomercial related to its StarScreen and direct sales marketing plan, issuing 500,000 shares of the Company's common stock in satisfaction of the $300,000 contract price.

     As of June 30, 1996, production on the infomercial had been delayed as no product was available and the Company's direct sales marketing was just beginning. In September 1996, USCDG contracted with Harmony Media Communications, Inc. to produce the infomercial. Film footage of sponsored events has begun, and the infomercial is scheduled to air in January 1997. Under SOP 93-7, the costs of the infomercial will be expensed when the infomercial airs for the first time. The Company has determined that realizability of the benefit of the prepaid cost can be reasonably assured.

  Goodwill

     Goodwill has been recognized as a result of the cost in excess of the assets acquired in the acquisition of Global TelCom in December 1994. Goodwill is being amortized over a 10 year period. During fiscal 1996, the Company wrote off the carrying value of goodwill due to the loss of its major customer during fiscal 1995 (see Note 19) and inability of Global TelCom, Inc. to recover and remain viable.

  Investment

     During fiscal 1995, the Company made an investment in common and preferred stock in an unrelated company, OTC Emerging Growth Fund (OTC), that disseminates information, services and products relating to newly emerging public companies. The investment is carried at cost having no readily determinable market value (Note 6).

     During fiscal 1996, the Company made an investment in AmWest Environmental Group, Inc. (a Nevada corporation). The value of this investment is determined under the rules set forth in Statement of Financial Accounting Standards (FAS) No. 115 for securities "available-for-sale" (Note 6).

  Revenue Recognition/Deferred Revenue

     The Company's policy for telephone debit cards and long distance service is to recognize the revenue for the design and printing of the card at the time of sale to the customer. Initial activation of the debit card for the customer creates an accounts receivable and offsetting deferred revenue. As the debit card is actually used by the customer, the deferred revenue account is relieved and revenue for the usage is recorded. As of June 30, 1996, the Company had discontinued its debit card and long distance service.

  Net Loss per Share

     Net loss per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents, which include or included warrants, convertible preferred stock, stock options and stock appreciation rights, have been excluded from net loss per share calculations for all periods presented because under Accounting Practice Bulletin (APB) No. 15 they would be anti-dilutive.

  Income Taxes

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109. Accounting for Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. COMPANY HISTORY AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

  Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

  Reclassification

     Certain amounts for 1995 and prior have been reclassified to conform with the 1996 presentation.

2. DEVELOPMENT STAGE OPERATIONS AND MANAGEMENT'S PLANS

     The Company has been in the development stage since its inception. Through April 1994, the Company was attempting to establish itself as a mining and natural resource company. Subsequent to April 1994, the Company's focus was changed to developing telecommunications products and services, as more fully discussed in Note 1.

     The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations since its inception; has recorded limited revenues to date as a result of its acquisition of GlobalTelCom, Inc. in December 1994 (see Note 3); has recorded significant realized and unrealized losses on investment write downs; and continues to rely on its capital raising efforts to fund continuing operations. These conditions raise substantial doubt as to the Companies ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

     Continuation of the Company is contingent upon the Company establishing markets for its products and services and achieving profitable operations. Such operations will also require management to secure additional financing for the Company in the form of debt or equity, which management plans to partially satisfy through the issuance of shares of its capital stock. Management's plans with regard to these matters are as follows:

     - The Company is presently negotiating a stock subscription agreement with a third party investor to raise a total of $2,500,000, less associated issuance costs. Additionally, the Company has engaged an investment advisory group to arrange for additional future offerings of the Company's stock. The total of these future offerings is anticipated to be a maximum of $15 million. As to both of these actions, no definitive agreements or offerings exist as of the date of the report and no assurance is given that the Company will ultimately be successful in securing this additional financing.

     - The Company has vendor finance programs in place to support sales of the StarScreen. The Company expects approval by the FCC of the major components of the StarScreen in December 1996, which have passed testing at independent laboratories. The Company currently has in excess of 5,000 distributors who have applied to purchase the StarScreen. As discussed in Note 20, the Company has prepaid approximately $1.6 million toward its manufacturing commitment with Golden Source Electronics, Ltd.

     - The Company has approximately 18,000 distributors of its products disbursed throughout the United States and Canada and has commenced shipment of products to these distributors.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3. BUSINESS COMBINATIONS

  Acquisition of StarTronix Inc. (Formerly SmartCom International, Inc.)

     In April 1994, pursuant to a Plan and Agreement of Reorganization ("the Plan"), the Company issued 2,800,000 shares of its common stock to an investor (the Investor), the sole shareholder of SmartCom, in exchange for all of the outstanding shares of common stock of SmartCom International Inc. (SmartCom), making the investor a 43.25% shareholder. SmartCom was incorporated in January 1994 under the laws of the State of Delaware. At the date of acquisition, SmartCom had no assets and no operations.

     In an agreement separate from the Plan, certain of the shareholders of the Company transferred 1,168,180 shares, or approximately 18% ownership, to certain corporations unrelated to the Investor. In addition, these same shareholders took a security interest in 1,863,484 shares of the 2,800,000 shares issued to the Investor in order to assure the Investor's performance under certain stock purchase options related to the Plan. The combined effect of this series of transactions shifted the control of the Company to the Investor.

     Due to the common control of SmartCom and the Company, the assets and liabilities of SmartCom were consolidated at their historical book values as of the date of the exchange.

     In July 1995, SmartCom changed its name to StarTronix USA Inc., and subsequently in May 1996 to StarTronix Inc.

  Acquisition of Global TelCom Inc. (Formerly Global Long Distance Company,
Inc.)

     In December 1994, the Company issued 500,000 shares of its common stock in exchange for all the outstanding shares of common stock of Global TelCom, Inc. (formerly Global Long Distance Company, Inc.) The cost in excess of the net assets acquired of $500,959 has been recorded as goodwill under the purchase method of accounting.

     Amortization expense in 1995 was $25,048. During 1996, the Company determined that the goodwill would not provide any future benefit and wrote off the balance taking a charge to income of $475,911. As further discussed in Note 1 and Note 19, during fiscal 1996, Global TelCom had limited activity, and by the third quarter of fiscal 1996, all activity had ceased. Management intends to shut down Global TelCom in fiscal 1997 and has established, as of June 30, 1996, a reserve for contingent liabilities related to the shut down of $424,581.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                             JUNE 30,
                                                       --------------------
                                                         1996        1995
                                                       --------     -------
        Computer equipment and peripherals...........  $241,524     $    --
        Office furniture and equipment...............   118,521      71,552
        Leasehold improvements.......................    51,809          --
                                                       --------     -------
                                                        411,854      71,552
        Less accumulated depreciation................    35,802       8,481
                                                       --------     -------
        Net property and equipment...................  $376,052     $63,071
                                                       ========     =======

     Total depreciation expense for the years ended June 30, 1996 and 1995 was $27,321 and $3,081 respectively. Additionally, as of June 30, 1996, $79,355 of the computer equipment and peripherals were idle or nonproductive pending returns under product warranties.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. MINERAL PROPERTIES AND RELATED CAPITALIZED DEVELOPMENT COSTS

  Copper Flat

     In April 1990, the Company purchased the Copper flat property from an unrelated party for $1,299,925. In connection with the acquisition, the Company borrowed funds from several individuals which were partially satisfied with the issuance of 240,000 shares of the Company's common stock. Through fiscal 1994, the Company incurred an additional $4,035,488 in purchase and development costs which were capitalized to the property.

     During fiscal 1994, the Company sold its interest in the Copper Flat property to Alta Gold Co. (Alta), an unrelated party. Consideration received by the Company consisted of $601,000 in option payments, $800,000 cash at closing, two 6% convertible subordinated debentures, each having a principal balance of $1,500,000, and a subordinated zero coupon debenture with a $4,000,000 redemption price. The Company recognized a gain of $182,739 from the sale.

     In June 1995 the Company received notification that it was not in compliance with certain terms of the sale of the Copper Flat property. During June 1996 the Company entered into an agreement with Alta, and concurrently with N.A. Degerstrom, Inc. (Degerstrom) to cancel the two convertible debentures, in exchange for cancellation of the notes and other debts payable to Degerstrom (Note 8) and relinquishment of certain claimed rights to certain properties related to the original sale of the Copper Flat property. As a result of this transaction, the Company recognized a loss of $234,065 in fiscal 1996.

     The convertible debentures required quarterly interest payments at a rate of 7.75% and are presented in the consolidated financial statements at face value. The subordinated zero coupon debenture matures in June 2008 and is presented in the consolidated balance sheet net of an unamortized discount based on an imputed interest rate of 8.75%. Each of the convertible debentures originally secured the notes payable to Degerstrom. The Company was also granted and still retains a provisional copper production royalty which provides for royalty payments based on a predetermined formula related to the quantity of copper produced and the average spot price of copper. Payments under the royalty agreement would constitute dollar-for-dollar credits against the subordinated zero coupon debenture. No amounts for royalties have been received by the Company.

  Vulcan/Gold Dike

     In March 1989, the Company and N.A. Degerstrom, Inc. (Degerstrom), in a 50/50 joint interest, entered into an agreement for the purchase of assets and claims from Vulcan Mtn., Inc. Pursuant to this agreement, the Company and Degerstrom purchased certain real property, personal property and mining claims located in Ferry County, Washington for an aggregate purchase price of $1,100,000. For its 50-percent interest, the Company contributed the following:

        Cash..............................................................  $387,500
        Issuance of 20,834 shares of restricted common stock of the
          Company valued at $3.00 per share...............................    62,500
        Assumption of an obligation of Vulcan Mtn., Inc. with respect to a
          lawsuit (see below).............................................   100,000
                                                                            --------
                                                                            $550,000
                                                                            ========

     Deferred mine development costs, which were either paid or accrued to the Company's joint venture partner, of $0, $35,213 and $39,027 were capitalized in fiscal 1995, 1994 and 1993.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. MINERAL PROPERTIES AND RELATED CAPITALIZED DEVELOPMENT COSTS (CONTINUED)

     During fiscal 1993, the Company wrote down its investment in the joint venture to $350,000. This $762,837 write down was based on metallurgical studies performed on the property which indicated lower recoverability rates than those previously estimated. All development costs incurred in fiscal 1994 were charged as expenses of the period. During fiscal 1995, the Company wrote off the balance of its investment and entered into an agreement to sell its interest to an unrelated party for $1 and indemnification from any potential environmental liability. In January 1996, the Company completed the transfer of title and was released of future liability for environmental clean up.

6. INVESTMENTS

  Investment in Affiliate

     In April 1987, the Company exchanged 110,000 shares of its common stock for 702,127 common shares of Gold Coin with an estimated value of $330,000. In June 1988, the Company exchanged an additional 73,412 shares of its common stock for 480,000 shares of Gold Coin with an estimated value of $131,000. These newly issued shares of both companies were not registered pursuant to the Securities Exchange Act of 1933 and were valued at a discount of approximately 30% from market value. Due to then common management of the Company and Gold Coin, and the presence of common stockholders, the Company accounted for its investment in Gold Coin using the equity method of accounting. The Company wrote off its investment in Gold Coin during 1991 resulting in a charge to other expense of $373,193.

  Other Investments

     During June 1995, the Company entered into an agreement to purchase 30,000 shares of common stock and 30,000 shares of preferred stock of OTC Emerging Growth Fund (OTC) in exchange for 200,000 shares of the restricted Rule 144 common stock of the Company for a total investment of $150,000. As of June 30, 1996, the Company wrote-off this investment following notification by OTC that it would not continue as a going concern. The total charge to income for fiscal 1996 was $150,000.

     During fiscal 1996, the Company advanced $30,000 to IPO Network, an unrelated company, pursuant to a proposed asset purchase agreement. The asset purchase was abandoned by the Company following disagreements with the management of IPO Network. Therefore, the Company wrote-off this investment as of June 30, 1996, taking a charge to income of $30,000.

     During fiscal 1996, the Company exchanged 1,500,000 shares of its restricted Rule 144 common stock for 1,500,000 shares of the restricted Rule 144 stock of AmWest Environmental Group, Inc (AmWest). The Company made the investment as a vehicle to facilitate entry into foreign markets, particularly Hong Kong. The market value of the AmWest common stock at the date of the transaction was $1.45 per share. The Company recorded the investment at $2,066,250, after discounting for restriction. Under Statement of Financial Accounting Standards (FAS) 115 for securities "available for sale" , the investment is carried at fair value and net unrealized holding gains or losses are excluded from earnings and reported separately in shareholders' equity. At June 30, 1996, the Company valued this investment at $900,000, based on a $0.75 per share quoted market price at June 28, 1996 and 20% discount for the restriction. The net unrealized holding loss carried in shareholders' equity is $1,166,250. The restriction on the AmWest common stock lapsed in September 1996.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS

     During the period from inception to June 30, 1996, the Company had the following transactions with related parties:

     During fiscal 1996 the Company paid compensation to its officers and key personnel, as follows:

                                                      CASH                                   OTHER
NAME/TITLE                                        COMPENSATION     STOCK COMPENSATION     COMPENSATION
----------                                        ------------     ------------------     ------------
Greg Gilbert, CEO...............................    $     --        $             --        $ 12,500
Gerry Fitch, COO................................    $115,000                 125,000              --
                                                                     (250,000 shares
                                                                       common stock)
Norman M. Shink, President......................    $ 47,031                      --          16,000
J. Michael Sellards, CEO of StarTronix Inc......    $104,500                 100,000              --
                                                                     (200,000 shares
                                                                       common stock)
Robert E. Patton, CFO of StarTronix Inc.........    $ 74,296                  40,000              --
                                                                      (80,000 shares
                                                                       common stock)
Richard Henander, CFO (retired).................    $ 45,650                 100,000              --
                                                                     (200,000 shares
                                                                       common stock)

     The value of stock issued to each employee as compensation was determined at fair market value at the date of grant, after discounting for any restrictions.

     During fiscal 1996, the Company issued 1,600,000 shares of its common stock to T. Davis Capital for stock promotion services, taking a total charge to income of $2,103,750 and carrying a prepaid of $21,250 in the consolidated financial statements. Of the 1,600,000 shares issued, 1,100,000 and 500,000 were issued at $1.25 and $1.50, respectively under sum certain agreements.

     During fiscal 1996, Mr. Kurtis Jones, a consultant to the Company, exercised 2,000,000 warrants for $1,400,000 to purchase 2,000,000 shares of the Company's common stock. During fiscal 1995, the Company granted Mr. Jones warrants to purchase 1,000,000 shares of common stock at a maximum of $1.00 per share and 1,000,000 shares of common stock at a maximum of $1.50 per share, as an incentive to secure and provide funding for the Company. Such warrants were registered on a Form S-8 filed with the Securities and Exchange Commission in June 1995.

     In September 1995, the Company issued 1,500,000 shares of its common stock to AmWest Environmental Group, receiving in return 1,500,000 shares of the restricted Rule 144 common stock of AmWest. This investments is being carried at $900,000, net of a $1,166,250 unrealized holding loss, on the consolidated financial statements. (Note 6).

     During 1996, the Company accrued $27,500 in interest expense on two notes payable to Phoenix Environmental Services, Inc. ("Phoenix") (Note 8) of which none was paid. In addition, the Company issued 100,000 shares of its restricted common stock in satisfaction of $33,000 loaned to the Company by Phoenix. The Company has accrued $29,000 to Phoenix for certain services in relation to Global TelCom, Inc.

     Pursuant to a Form S-8 filed December 14, 1995, the Company issued 500,000 shares of its common stock to U.S. Corporate Development Group, Inc. ("USCDG") for management consulting and marketing services. The total charge to income in 1996 was $500,000.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS (CONTINUED)

     USCDG is a shareholder in the Company which provides services to the Company under a 2 year consulting agreement which commenced in July 1994, (Note
17). USCDG is responsible for producing an infomercial to be used in the product launch of StarTronix Inc. Additionally, the Company issued 500,000 shares of common stock at $.60 per share to be used to complete the infomercial. The agreement calls for the Company to pay the amount of the deficiency, if any, in the event USCDG is unable to net $250,000 from the sale of the stock. Prepaid production costs of $300,000 have been capitalized as other assets. Refer to
Note 17 for other amounts paid to USCDG.

     Pacific Horizons, Inc., a company owned by a personal friend of the President and CEO, and for which he formerly was a V.P. and director, has provided working capital to the Company through the purchase of 350,000 shares of common stock for $175,000. During fiscal 1995, the Company accrued $55,000 in consulting fees to Pacific Horizons Inc.

     Robert Sterling Enterprises, a company belonging to Robert Sterling, a former officer and director, and a shareholder of the Company, maintains the bank account through which the interest on the subordinated debentures is received (see Note 5) and the interest on the Degerstrom notes (see Note 8) is paid. Administrative expenses of $6,000 and $2,500 were charged during fiscal 1996 and 1995, respectively.

     During fiscal 1994, 1993, 1992, 1991, 1990, 1989, 1988 and 1987, the
Company paid or accrued $82,900, $52,500, $52,659, $30,000, $36,400, $24,727,
$12,600 and $19,668 to Robert Sterling Enterprises for overhead expenses and cash advances made to the Company.

     At June 30, 1995 and 1994, the Company owed $10,995 and $45,622 to an officer of the Company who resigned in October 1994 for net advances by the officer and $10,000 and $30,000 for Directors fees. During fiscal 1996 and 1995, directors fees and advances in the amount of $20,995 and $75,622 were satisfied with 20,995 and 75,622 shares of common stock of the Company. Directors fees were discontinued in fiscal 1995.

     During fiscal 1993, 1992, 1991 and 1989, the Company issued 25,000, 25,000,
47,500 and 60,000 shares of its unregistered common stock to the directors of the Company as compensation for services as directors, aggregating $31,250, $39,062, $96,484 and $131,250. Fiscal 1994 directors fees, which totaled $30,000 were accrued at June 30, 1994.

     During fiscal 1993, the Company issued 800,000 shares of its unregistered common stock to Degerstrom and 175,000 shares to an officer of the Company as partial satisfaction of amounts owed to these parties.

     During 1990, the Company sold equipment to a company controlled by a stockholder, at a gain of $6,801. The Company received a 10% note receivable in the amount of $36,283, which was collected during the year ended June 30, 1991.

     During 1987, the Company sold equipment to Gold Coin (see Note 7) at a gain of $30,360. The Company received a note receivable of $37,500 from Gold Coin as a result of this purchase. In April 1988, this note was canceled and the equipment was returned to the Company. This equipment was recorded at its net book value at original sale date.

     During fiscal 1990 and 1989, the Company advanced Gold Coin $34,000 and $37,500 for operating capital.

     In April 1990, Gold Coin sold its Rimini property to the Company. On July 24, 1990, Gold Coin entered into an agreement with an officer of the Company who was also an officer of Gold Coin. This officer assumed substantially all of the liabilities of Gold Coin in exchange for cash, a note payable and Gold Coin's assets except for any remaining cash and plant, property and equipment (primarily its interest in the Gold Coin Mine).

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. RELATED PARTY TRANSACTIONS (CONTINUED)

     During 1987, the Company paid, in the form of 33,000 shares of the Company's unregistered common stock, $115,500 to certain stockholders as compensation for their personal guarantees on bank loans. The stock was valued at market price on the date of the issuance.

8. NOTES PAYABLE

  Related Parties

                                                                      1996          1995
                                                                   -----------   -----------
      Notes payable to related parties consist of: 6% Note
         payable to Degerstrom, interest and principal due July
         15, 1998, collateralized by debentures receivable
         (See Note 5)............................................  $        --   $ 2,500,000
      6% Note payable to Degerstrom, interest and principal due
         July 30, 1998, unsecured (See Note 5)...................           --       282,265
      12% Note due an officer, payable on demand, unsecured......           --         4,006
                                                                   -----------   -----------
                                                                            --     2,786,271
      Less current maturities....................................           --         4,006
                                                                   -----------   -----------
      Long-term notes payable to related parties.................  $        --   $ 2,782,265
                                                                   ===========   ===========

     Historically, the Company entered into financing, stock and stock option agreements with N.A. Degerstrom, a shareholder, to borrow money to finance the Company's operations. During fiscal 1994, all amounts owing to Degerstrom, including accrued interest and short term advances, were consolidated into two new notes payable in the respective amounts of $2,500,000 and $282,265. Additionally, all stock options previously granted to Degerstrom for note amendments and extensions were canceled.

     The Degerstrom notes were satisfied during fiscal 1996 in conjunction with an agreement involving Alta Gold Inc. (Note 5)

     During fiscal 1992, a $500,000 note due a shareholder was amended and the maturity date extended to April 24, 1994. As consideration for extending the maturity date the Company granted the shareholder an option to purchase 100,000 shares of the Company's unregistered common stock at $.20 per share. The option expired and the note was repaid during the fiscal 1994.

  Others

     During the year ended June 30, 1995, the Company borrowed, in the form of two notes, $400,000 for working capital from an unrelated party which is secured by stock in StarTronix International Inc., owned by Pacific Horizons and the Company's Chief Executive Officer. The notes were originally due July 1995. Subsequently, the parties have agreed to extend the notes to December 15, 1996 at a rate of 7.5%. Total accrued interest expense recorded in 1996 is $27,500 of which none has been paid.

9. INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective July 1, 1993. SFAS No. 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Financial statements for prior years have not been restated and there was no cumulative effect of adopting this accounting change.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. INCOME TAXES (CONTINUED)

     Deferred income tax assets were comprised of the following:

                                                                  JUNE 30,        JUNE 30,
                                                                    1996            1995
                                                                ------------    ------------
    Deferred income tax assets:
      Net operating loss carryforwards........................  $  3,871,000    $  1,541,500
      Mineral properties......................................            --         197,000
                                                                ------------    ------------
                                                                   3,871,000       1,738,500
    Valuation allowance.......................................   (3,871,000)     (1,738,500)
                                                                ------------    ------------
    Net deferred income tax assets............................  $         --    $         --
                                                                ============    ============

     Since inception the Company has reported losses for income tax and financial reporting purposes. Accordingly, no provisions for Federal or State income taxes were provided. A 100% valuation allowance was provided at June 30, 1996, 1995 and 1994 since management could not determine that it was more likely than not that the net deferred tax asset would be realized.

     At June 30, 1996, the Company has available net operating loss (NOL) carryforwards of approximately $10,627,600 for income tax purposes, which expire in varying amounts through 2011. Of this amount, utilization of approximately $3,800,000 of such NOL has been limited to approximately $149,000 per year over the statutory period as a result of ownership changes from the issuance of common stock. If additional ownership changes were to occur, the utilization of the NOL could be further limited and thereby reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change. The NOL carryforwards expire as follows:

                              YEAR ENDING JUNE 30,             AMOUNT
        --------------------------------------------------  ------------
        2006..............................................  $  1,560,000
        2007..............................................     1,208,000
        2008..............................................     1,010,000
        2009..............................................            --
        2010..............................................       756,400
        2011..............................................     6,093,200
                                                            ------------
                                                            $ 10,627,600
                                                            ============

10. PREFERRED STOCK

  General

     The Company has authorized 10,000,000 shares of $0.01 par value preferred stock. As of June 30, 1995, the Company had not issued any classes of preferred stock.

  Series "B" Convertible Preferred Stock

     During fiscal 1996, the Company made a private placement offering of 200,000 shares of its Series "B" $0.01 par value convertible preferred stock. As of June 30, 1996, 90,000 shares had been issued for $900,000, less $90,000 in issue costs. The Series "B" preferred stock is convertible into common stock at any time 45 days after the issuance date. The conversion rate is $10.00 divided by the Conversion Price, which is based on a predetermined formula. Refer to
Note 20 for discussion of subsequent conversions.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. PREFERRED STOCK (CONTINUED)

  Series "C" Convertible Preferred Stock

     During fiscal 1996, the Company made a private placement offering of 650,000 shares of its Series "C" $0.01 par value convertible preferred stock. As of June 30, 1996 the Company had issued 15,000 shares for $150,000, less $24,017 in issue costs. The Series "C" preferred stock is convertible into common stock at any time 41 days after the issuance date. The conversion rate is $10.00 divided by the Conversion Price, which is based on a predetermined formula. Refer to Note 20 for discussion of subsequent conversions. See also Note 18 on suspension of the conversion feature.

  Dividends on Preferred Stock

     Both series of preferred stock pay dividends at a rate of $0.60 per share per year. These dividends are cumulative and shall accrue day by day whether or not declared All dividends are payable in common stock of the Company and paid only upon conversion. Cash dividends may be paid at the discretion of the Company's Board of Directors, however no common stock dividends may be declared or paid to the common stock holders until the preferred stock holders have been paid their dividends in full. As of June 30, 1996, accrued dividends on preferred stock were not material.

11.  WARRANTS

     The Company issued warrants to the following companies:

                                                                                        EXPIRATION
                COMPANY                 WARRANTS     EXERCISE PRICE     ISSUE DATE         DATE
--------------------------------------- --------    ----------------   -------------   -------------
D.J. Ltd...............................  67,500     $1.00 per share    May 29, 1996    May 29, 1998
Stockworks USA, Inc....................  22,500     $1.00 per share    May 29, 1996    May 29, 1998

     These warrants may be exercised at anytime during the Warrant Exercise Period. Under the warrant agreement, no fractional shares may be issued and full shares will only be issued if fully paid and free of any liens or encumbrances. The warrants are transferable and have no voting rights.

12.  STOCK APPRECIATION RIGHTS PLAN AND EMPLOYEE STOCK OPTIONS

     In December 1990, the Company adopted a Stock Appreciation Rights Plan (the
Plan) for its chief executive officer. During fiscal 1994, the Company's chief executive officer resigned and all rights under the Plan were terminated.

     As of June 30, 1996, the Company did not have an employee-based stock option plan (Note 13). However, during fiscal 1996, the Company did grant the following stock option to an employee based on his specific performance:

                                                                 OPTION        EXERCISE      MARKET
                                                  NUMBER       EXPIRATION      PRICE PER    PRICE AT
                     EMPLOYEE                    OF SHARES        DATE           SHARE     GRANT DATE
    -------------------------------------------  ---------   ---------------   ---------   ----------
    Norman Shink...............................   100,000       May 28, 1997     $1.50       $1.66

     Although the Company is not required to adopt the provisions of Statement of Financial Accounting Standards (FAS) 123 in the current year, the effects of adoption of FAS 123 would not have had a material effect on the consolidated financial statements as of June 30, 1996 as it relates to the above employee stock option and warrants issued to non-employees (Note 11).

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  INCENTIVE STOCK OPTION PLAN

     In November 1987, the Company adopted an Incentive Stock Option Plan (the
Plan) for key employees, officers and directors. The plan provided for options to purchase a maximum of 4,000,000 common shares to be granted at an exercise price that at least equals the fair market value of the Company's common stock on the date of grant. The plan was terminated during fiscal 1994. Activity concerning options granted during the six years ended June 30, 1994, which were immediately vested and exercisable, is as follows:

                                                                          EXERCISE      EXERCISE
                                                            SHARES         PRICE         PERIOD
                                                          ----------     ----------    -----------
Granted***..............................................     200,000          $0.29        5 years
Granted***..............................................     200,000           0.26       10 years
Granted*................................................     200,000           0.26       10 years
Granted**...............................................      50,000           0.26       10 years
                                                          ----------     ----------    -----------
Outstanding, June 30, 1988..............................     650,000      0.26-0.29     5-10 years
Granted***..............................................     300,000           0.29        5 years
Granted*................................................     300,000           0.26       10 years
Granted***..............................................     300,000           0.26       10 years
**Canceled due to termination as director or employee...     (50,000)          0.26       10 years
                                                          ----------     ----------    -----------
Outstanding June 30, 1989...............................   1,500,000      0.26-0.29     5-10 years
Granted****.............................................     500,000           0.22        5 years
*Canceled due to termination as director or employee....    (500,000)          0.26       10 years
                                                          ----------     ----------    -----------
Outstanding, June 30, 1990..............................   1,500,000      0.22-0.29     5-10 years
Granted****.............................................   1,600,000           0.19     5-10 years
                                                          ----------     ----------    -----------
Outstanding, June 30, 1991..............................   3,100,000      0.19-0.29     5-10 years
Granted.................................................          --             --             --
                                                          ----------     ----------    -----------
Outstanding, June 30, 1992..............................   3,100,000      0.19-0.29     5-10 years
Granted.................................................          --             --             --
                                                          ----------     ----------    -----------
Outstanding, June 30, 1993..............................   3,100,000      0.19-0.29     5-10 years
***Canceled due to termination as director or
  employees.............................................  (1,000,000)     0.29-0.29     5-10 years
****Canceled due to termination of Plan.................  (2,100,000)     0.19-0.22     5-10 years
                                                          ----------     ----------    -----------
Outstanding, June 30, 1994..............................          --     $       --             --
                                                          ==========     ==========    ===========

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                CUMULATIVE
                                               AMOUNTS FROM
                                                  DATE OF               YEAR ENDED JUNE 30,
                                               INCEPTION TO    --------------------------------------
                                               JUNE 30, 1996      1996          1995          1994
                                               -------------   ----------    ----------    ----------
Cash paid for interest........................  $  631,518     $  117,888    $  132,417    $   49,903
                                                ===========    ==========    ==========    ==========
Interest capitalized in development costs.....  $   561,105    $       --    $       --    $       --
                                                ===========    ==========    ==========    ==========
Non-cash investing and financing activities
  consist of:
  Mining lease or mineral property purchased
     for:
     Notes payable............................   $  854,320    $       --    $       --    $       --
     Debt forgiveness.........................       98,370            --            --            --
     Assumption of indebtedness...............      200,050            --            --            --
                                                 ----------    ----------    ----------    ----------
                                                 $1,152,740    $       --    $       --    $       --
                                                 ==========    ==========    ==========    ==========
Equipment sold in exchange for note
  receivable..................................   $   73,783    $       --    $       --    $       --
Less reversal of sale and note................      (37,500)           --            --            --
                                                 ----------    ----------    ----------    ----------
                                                 $   36,283    $       --    $       --    $       --
                                                 ==========    ==========    ==========    ==========
Equipment exchanged for mining leases.........   $   27,000    $       --    $       --    $       --
                                                 ==========    ==========    ==========    ==========
Equipment received as satisfaction of note
  receivable..................................   $    7,140    $       --    $       --    $       --
                                                 ==========    ==========    ==========    ==========
Equipment acquired under capital leases.......   $  125,000    $       --    $       --    $       --
                                                 ==========    ==========    ==========    ==========
Common stock issued for:
  Development of properties...................   $  438,602    $       --    $       --    $       --
  Investment infomercial......................      300,000            --       300,000            --
  Investment in common stock of affiliated
     company..................................      704,750            --       243,750            --
  Investment in common stock of non-affiliated
     company..................................    2,216,250     2,066,250       150,000            --
  Purchase of mining leases...................      703,802            --            --            --
  Satisfaction of long-term debt..............      164,842            --            --            --
  Satisfaction of other debt..................      232,979        53,995       178,984            --
  Interest in joint venture...................       74,500            --            --            --
  Prepaid financing costs and original issue
     discount on notes payable to related
     parties..................................      260,888            --            --            --
  Promotional fees and financial marketing
     services.................................    3,401,550     3,125,000       250,000            --
  Satisfaction of amounts due to related
     parties..................................      682,500            --            --            --
                                                 ----------    ----------    ----------    ----------
                                                 $9,180,663    $5,245,245    $1,122,734    $       --
                                                 ==========    ==========    ==========    ==========

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (CONTINUED)

                                                CUMULATIVE
                                               AMOUNTS FROM
                                                  DATE OF               YEAR ENDED JUNE 30,
                                               INCEPTION TO    --------------------------------------
                                               JUNE 30, 1996      1996          1995          1994
                                               -------------   ----------    ----------    ----------
Stock payable exchanged for:
  Development of properties...................  $    93,750    $       --    $       --    $       --
  Investment in joint venture.................       12,000            --            --            --
  Prepaid financing costs.....................       12,058            --            --            --
  Purchase of mineral property or mining
     lease....................................       80,500            --            --            --
  Consulting fees.............................       24,675            --            --            --
  Less prior year's stock payable issued in
     current year.............................     (222,983)           --            --            --
                                                -----------    ----------    ----------    ----------
                                                $        --    $       --    $       --    $       --
                                                ===========    ==========    ==========    ==========
Partial exchange of investment in affiliate
  for prepaid financing costs.................  $     4,000    $       --    $       --    $       --
                                                ===========    ==========    ==========    ==========
Mining property sold in exchange for
  subordinated debentures receivable..........  $ 4,196,986    $       --    $       --    $4,196,986
                                                ===========    ==========    ==========    ==========
Accrued interest and amounts due to related
  parties converted to long-term debt.........  $   740,940    $   27,500    $       --    $  671,265
                                                ===========    ==========    ==========    ==========

15.  CHANGE IN ACCOUNTING PRINCIPLE

     Effective July 1, 1991, the Company changed its method of accounting for minimum advance royalty payments made pursuant to the purchase agreement for the Copper Flat property. Under the new method, such royalty payments were capitalized to the basis of the project. Prior to this change in accounting, royalty payments were charged against income when incurred. The Company believed that the new method of accounting was preferable in that it provided for a better matching of royalty payments with future revenues from mining operations. The minimum advance royalty payments are viewed as a cost of mining operations.

     By deferring these costs until such time that commercial production commences at Copper Flat, the Company believed that a more accurate cost of production could be achieved. The cumulative effect of their accounting change for years prior to 1992 resulted in a benefit of $181,250, or $.07 per share of common stock.

16.  REVERSE STOCK SPLIT

     On February 15, 1994, the Company completed a one-for-ten reverse stock split thereby decreasing the number of then issued and outstanding common stock to 3,674,210 and increasing the par value of each share to $0.01. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

17.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space in Irvine, California at the rate of $14,600 per month under a lease agreement which expires in April 1999 and office space in Atlanta, Georgia at the rate of $3,450 per month under a lease agreement which expires in November 1996. Deposits under the Irvine lease agreement total

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

$10,675 and are included in other assets in the consolidated balance sheet. Additionally, the Company leases other office equipment under operating leases which expire at various future dates through November 2001. Future minimum lease payments under the leases as of June 30, 1996 are as follows:

                              YEAR ENDING JUNE 30,                  AMOUNT
                   -------------------------------------------    ---------
                   1997.......................................    $232,749
                   1998.......................................     262,065
                   1999.......................................     212,571
                   2000.......................................      49,911
                   2001.......................................      19,328
                                                                  --------
            Total minimum lease payments......................    $776,624
                                                                  ========

     Total rent expense for the years ended June 30, 1996 and 1995 was $105,909 and $42,892, respectively.

     The Company has the following employment agreements with its officers and key personnel:

                                                     TERM OF
                       NAME/TITLE                   AGREEMENT    BEGIN DATE       BASE SALARY
    ---------------------------------------------------------- ---------------    -----------
    Greg Gilbert, CEO...............................  5 years        July 1995     $ 120,000
    Gerry Fitch, COO................................  5 years     October 1995     $ 120,000
    Norman M. Shink.................................  5 years       March 1996     $ 144,000
      President of StarTronix Inc.
    J. Michael Sellards.............................  5 years        June 1996     $ 120,000
      CEO of StarTronix Inc.
    Daniel C. Mahoney...............................  5 years        June 1996     $  60,000
      V.P. Mgmt Info Services of StarTronix Inc.
    Shane Gilbert...................................  5 years        June 1996     $  36,000
      VP On-Line Services of StarTronix Inc.
    Robert E. Patton................................  5 years        June 1996     $  90,000
      CFO of StarTronix Inc.
    James Valle, CFO................................  5 years      August 1996     $ 120,000
    Christopher Reid................................  5 years   September 1996     $ 102,000
      VP and Corporate Counsel for StarTronix Inc.

     Each separate employment agreement provides for cash bonuses and stock based incentives based on predetermined formulas related to the future profitability of the Company. In addition, Mr. Gilbert's agreement provides allowances for business expenses and clothing. Both Mr. Valle's and Mr. Reid's agreements provide for certain business expenses and an allowance for unallocable business expenses.

     The Company also has certain contracted production commitments to Golden Source Electronics Ltd, as discussed in Note 20.

     The Company has a consulting agreement with U.S. Corporate Development Group, Inc. (USCDG) to (1) assist in the development of a long range business strategy, (2) identify and negotiate with potential merger/acquisition candidates, (3) assist in the identification and hiring of key personnel, and
(4) assume other activities as mutually agreed upon. USCDG will receive compensation as follows:

          1. $10,000 monthly retainer and reimbursement of direct expenses, and;

          2. $0.005 per minute of long distance usage related to Golden TelCom, Inc., and;

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

          3. A minimum of 5% of the acquisition value for assisted merger/acquisition transactions, and;

          4. 5% finder's fee on funds received for securing additional capital financing, and;

          5. 1% of gross sales, regardless of source, after USCDG has secured $4,000,000 in additional capital financing.

     The original agreement continues on a month to month basis until either party terminates the agreement. The Company's Board of Directors is currently negotiating and approving an amended agreement which is substantially the same as the existing agreement. For the year ended June 30, 1996, the Company paid USCDG, in a combination of cash and common stock, $327,500. As of June 30, 1996, USCDG has assisted in securing $1,050,000 in additional capital financing, and is responsible for securing an additional $2.5 million financing agreement to be completed in December 1996 (Note 20).

     The Company has an agreement with Affinity Membership, Inc., dated April 1996, which provides discount travel and other incentives to a limited number of purchasers of the StarScreen. The Company has paid as of June 30, 1996, $70,000 under this agreement, which is being carried in prepaid expense in the consolidated balance sheet.

     The Company has a contract dated June 1996 with Baytree Associates, Inc. pursuant to the Company's Series "C" Convertible Preferred Stock (Regulation S) offering, Baytree Associates, Inc. will sell up to 400,000 shares of the Series "C" preferred stock at a cost of 16% of the gross proceeds. In addition, USCDG receives 5% as a finders fee under separate agreement. See also Note 18.

     On April 22, 1996, the Company entered into an agreement with Bridgewater Capital Corporation (Bridgewater) to provide the company with consulting services as finder in connection with contemplated future financial transactions. The agreement states that Bridgewater will receive 10% of the amount of the transaction at the time of closing. In addition, for every $1 million, or pro rata portion thereof, raised by Bridgewater, Bridgewater will receive 100,000 warrants to purchase StarTronix common stock at $1.00 per share. As of the date of the audit report, no warrants have been exercised. As of the date of the audit report, Bridgewater has received 90,000 warrants which were assigned to various entities (Note 11). No warrants have been exercised. In addition, Bridgewater has received $90,000 in finder's fees.

     The Company has an agreement dated May 1996 with MCS International Inc. to provide a "migration path" to add features to existing operating software. The base cost of the agreement is $32,370, not including consulting and support fees at various hourly rates, which the Company estimates to be approximately $250,000.

18.  LITIGATION

     In November 1996, the Company suspended the conversion of its Series "C" Convertible Preferred Stock as a result of the concerted market irregularities in the trading of the Company's common stock, which management believes is related to the conversion terms contained in the private placement offering of the Series "C" Preferred Stock. The suspension of the conversion provisions of the private placement offering is more fully described in the Company's 8-K filed with the SEC on October 25, 1996.

     Subsequent to the Company suspending the conversion of the Series "C" Preferred Stock, a shareholder group filed an action against the Company in the United States District Court in New York. The action seeks to compel the Company to resume conversion of the Class "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500. Discovery has not started as of the date of the audit report. Management intends to vigorously defend its position, however the ultimate outcome of any litigation on this matter cannot be determined at this time.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  LITIGATION (CONTINUED)

     In December 1996, a second action was filed by a shareholder group in the Superior Court of the State of California in Los Angeles County related to the suspension of the conversion feature of the Series "C" Preferred Stock. The action seeks to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $2,367,500, plus interest and punitive damages. As discovery has not commenced, the ultimate outcome of any litigation on this matter cannot be determined at this time; however, management intends to vigorously defend its position.

19.  MAJOR CUSTOMER

     During fiscal 1995, the Company lost its major customer, Megatrend Telecommunications, in a dispute over services provided and the companies have agreed to arbitration. Greater than 90% of the revenues generated by Global TelCom Inc. and the Company in fiscal 1995 were to this single customer. The Company has provided an allowance for doubtful accounts of $337,493 to cover amounts due from this customer.

     Subsequent to the loss of this major customer, Global TelCom Inc. has not been able to continue as a going concern. All assets recorded relative to the new acquisition of Global TelCom Inc. have been written-off as a result (See "Goodwill" under Note 1).

20.  SUBSEQUENT EVENTS

     In August 1996, the Company finalized a contract with Golden Source Electronics Ltd (Golden Source), a Hong Kong corporation, to manufacture the Company's StarScreen Telephone, an Internet screen-phone. The agreement contracts for production of 12,000 units at a per unit cost of $955, totaling $11,460,000. The Company had deposited $195,000 with Golden Source during April 1996 in anticipation of the agreement, which is being carried as a prepaid in the consolidated financial statements. As of December 6, 1996, a total of $1,620,000 has been paid to Golden Source.

     Subsequent to June 30, 1996, all of the Series "B" Convertible preferred stockholders exercised their conversion rights, exchanging all 90,000 shares of Series "B" Convertible preferred stock for 952,847 shares of common stock, including accrued common stock dividends due. Additionally, holders of 254,000 shares of Series "C" convertible preferred stock exercised their conversion rights, receiving 6,121,766 shares of common stock, including accrued common stock dividends due (See Notes 10 and 18).

21. MATERIAL FOURTH QUARTER ADJUSTMENTS AND QUARTERLY FINANCIAL DATA

     During the fourth quarter of fiscal 1996, the Company recorded the following adjustments which, if reported correctly in the quarters to which they relate, would have had material effect on the balance sheet and results of operations:

          1. The Company wrote-off the balance of goodwill related to the acquisition of Global TelCom (Notes 1, 3, and 19). Management has agreed that proper evaluation of this asset in the first quarter of fiscal 1996 would have resulted an additional $463,386 charge to income in that quarter and correspondingly reduced total assets by the same amount. Also, in the second and third quarters, amortization of $12,525 per quarter would not have been taken.

          2. During the second quarter of fiscal 1996, the Company did not properly record the value of stock issued to a promoter for services related to its consulting agreement. Proper recording of this stock issuance would have resulted in an additional charge to income in that quarter of $250,000.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21.  MATERIAL FOURTH QUARTER ADJUSTMENTS AND
     QUARTERLY FINANCIAL DATA (CONTINUED)
          3. In the first quarter of fiscal 1996, the Company recorded an investment in AmWest Environmental Group, Inc. (Notes 1, 6, and 7). This asset was carried at $2,066,250 at each of the first three quarters. Proper valuation of this asset under SFAS 115 would have resulted in a carrying value of $1,350,000 at the end of each of those quarters. There would have been no effect on the statements of loss for those quarters.

     If these adjustments had been recorded properly during the quarters in which they relate, the Company would have reported the following:

                                                                 QUARTER
                                          -----------------------------------------------------
                                             FIRST        SECOND         THIRD        FOURTH
                                          -----------   -----------   -----------   -----------
                                                               (UNAUDITED)
    Net sales...........................  $    47,687   $    20,718   $        --   $    29,249
    Gross profit........................       (6,737)        1,896            --         7,078
    Operating loss......................   (1,195,679)   (1,680,184)   (1,211,963)   (1,934,072)
    Net loss per share..................        (0.13)        (0.16)        (0.11)        (0.15)
    Net loss............................   (1,195,679)   (1,680,184)   (1,211,963)   (1,934,072)

22.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

 Cash and short-term investments

     The carrying amount approximates fair value because of the short maturity of those instruments.

 Equity investments (AmWest)

     The carrying amount, under FAS 115, is the quoted market value. (Note 6)

 Subordinated debenture receivable

     The Company's subordinated debenture receivable has no quoted market price and a reasonable estimate of fair value could not be made without incurring excessive costs. Additional information pertinent to the valuation is provided below.

                                                   JUNE 30, 1996             JUNE 30, 1995
                                               ----------------------    ---------------------
                                                CARRYING       FAIR       CARRYING      FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                               ----------    --------    ----------    -------
    Cash.....................................  $    2,355    $  2,355    $    6,150    $ 6,150
    Equity investments.......................  $  900,000    $900,000    $       --    $    --
    Subordinated debenture receivable........  $1,427,750    $     --    $1,309,862    $    --

     It is not practicable to estimate the value of the subordinated debenture receivable due to (1) subordination to senior debt, (2) restrictions on ability to assign or transfer, (3) limited market, and (4) effect of the related provisional copper royalty agreement. Refer to Note 5 for further disclosure.

     Valuation of the long term related party debt existing at June 30, 1995 is not required under FAS 107.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
StarTronix International Inc.
Irvine, California

The audits referred to in our report dated December 6, 1996, except for Note 2 and the third paragraph of Note 18 which are as of December 11 and 12, 1996, respectively, relating to the consolidated financial statements of StarTronix International Inc. (formerly known as Gold Express Communication, Inc. and Gold Express Corporation) and Subsidiaries (a development stage company), which is contained in Item 8 of this Form 10-K, included the audit of the consolidated financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has been in the development stage since its inception, has generated limited operating revenues to date, and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STRABALA RAMIREZ & ASSOCIATES

December 6, 1996
Irvine, California

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors
StarTronix International Inc.
Irvine, California

     The audits referred to in our report dated August 17, 1995 relating to the consolidated financial statements of StarTronix International Inc. (formerly known as Gold Express Communications, Inc. and Gold Express Corporation) and subsidiaries (a development stage company), which is contained in Item 8 of this Form 10-K, included the audit of the consolidated financial statement schedule for the years ended June 30, 1995 and 1994 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, the Company has received a demand letter from the purchaser of a gold mine property sold during the year ended June 30, 1994. The purchaser alleges the Company breached certain aspects of the sales contract and is seeking to reduce the sales price and the corresponding amount due to the Company in the form of subordinated debentures.

     The accompanying consolidated financial statement schedule has been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has generated limited operating revenues to date and has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statement schedule does not include any adjustments that might result from the outcome of this uncertainty.

                                                 /s/ BDO SEIDMAN, LLP
                                          --------------------------------------
                                                     BDO Seidman, LLP

Costa Mesa, California
August 17, 1995

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                         COLUMN C      COLUMN D
                                           COLUMN B     ----------    ----------                  COLUMN F
                                          ----------    ADDITIONS     ADDITIONS                   ---------
                                          BALANCE AT    CHARGED TO    CHARGED TO     COLUMN E      BALANCE
                                          BEGINNING     COSTS AND       OTHER       ----------    AT END OF
                COLUMN A                  OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS     PERIOD
----------------------------------------  ----------    ----------    ----------    ----------    ---------
Allowance for doubtful accounts:
  Year ended June 30, 1996..............    $337,493            --            --           --      $337,493
                                            --------      --------      --------     --------      --------
  Year ended June 30, 1995..............    $     --      $337,493            --           --      $337,493
                                            --------      --------      --------     --------      --------
  Year ended June 30, 1994..............    $     --            --            --           --            --
                                            --------      --------      --------     --------      --------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION                                    PAGE
-------     ----------------------------------------------------------------------  ------------
 3.1*       Articles of Incorporation and Articles as amended.....................
 3.2        By-laws as amended and restated.......................................
 4.1        Stock Options -- Norman Shink.........................................
 4.2        Warrants to D.J. Limited..............................................
 4.3        Warrants to Stock Works USA, Inc. ....................................
 4.4        Certificate of Determination for Series "B" Preferred Stock...........
 4.5        Certificate of Determination for Series "C" Preferred Stock...........
10.1*       Employment Agreement of John King dated April 23, 1990................
10.1(a)     Employment Agreement of Greg Gilbert dated July 1, 1995...............
10.1(b)     Employment Agreement of Gerald Fitch dated October 1, 1995............
10.1(c)     Employment Agreement of Norman Shink dated March 1, 1996..............
10.1(d)     Employment Agreement of J. Michael Sellards dated June 1, 1996........
10.1(e)     Employment Agreement of James Valle dated August 15, 1996.............
10.1(f)     Employment Agreement of Christopher Reid dated September 5, 1996......
10.2*       1987 Incentive Stock Option Plan......................................
10.3*       Royalty Agreement.....................................................
10.4*       Copper Flat Sales Agreement...........................................
10.5        Golden Source Electronics Ltd. .......................................
10.6        Settlement agreement and Release John R. King.........................
10.7        Alta Gold Co. Settlement Agreement....................................
11          Statement re-computation of per share earnings........................
18*         Letter Regarding Change in Accounting Principles......................
21          Subsidiaries of the Registrant........................................
27          Financial Data Schedule...............................................

---------------

* Incorporated by reference from EXHIBIT of the same number to the Registrant's Annual Report on Form 10-K for the period ended June 30, 1993