Form 10-Q
period 1996-09-30
STARTRONIX INTERNATIONAL INC
filed 1996-12-16
CIK 761895

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended September 30, 1996


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from             to              .
                                    ------------   -------------


    Commission file number 1-9190



                         STARTRONIX INTERNATIONAL INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                    91-1263272
------------------------------------              -----------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


2402 Michelson Drive, Suite 160, Irvine, CA                92612-1314
-------------------------------------------       -----------------------------
 (Address of principal executive offices)                  (Zip Code)



      Registrant's telephone number, including area code   714-474-1700
                                                           ------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No   .
                                       ---     ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                              Outstanding at November 29, 1996
------------------------------                 --------------------------------
Common stock, $.001 par value                              23,625,690
Preferred stock, $.01 par value                               395,500

                         STARTRONIX INTERNATIONAL INC.

                                     INDEX

                                                                                    Page No.
                                                                                    --------
Part I   Financial information

         Condensed consolidated balance sheets (unaudited) -
             September 30, 1996 and June 30, 1996                                       3

         Condensed consolidated statements of loss (unaudited) -
             three months ended September 30, 1996 and 1995                             4

         Condensed consolidated statements of cash flow (unaudited) -
             three months ended September 30, 1996 and 1995                             5

         Notes to condensed consolidated financial statements                           6

         Management's discussion and analysis of financial conditions
             and results of operations                                                  8


Part II  Other Information

         Item 1  Legal Proceedings                                                     10

         Item 2  Changes in Securities                                                 10

         Item 3  Defaults Upon Senior Securities                                       10

         Item 4  Submission of Matters to a Vote of Security holders                   10

         Item 5  Other Information                                                     10

         Item 6  Exhibits and Reports on Form 8-K                                      11

                         PART I - FINANCIAL INFORMATION

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             SEPT. 30, 1996       JUNE 30, 1996
                                                             --------------       -------------
                                                              (UNAUDITED)               *
                                         ASSETS
CURRENT ASSETS
  CASH                                                       $    197,277         $      2,355
  ACCOUNTS RECEIVABLE, NET                                         22,013                1,628
  INVENTORY                                                       158,052               84,533
  DEPOSITS, PURCHASE OF INVENTORY                               1,777,445              293,065
  INTEREST, RECEIVABLE AND OTHER ASSETS                           179,617              197,149
                                                             ------------         ------------
     TOTAL CURRENT ASSETS                                       2,334,404              578,730

PROPERTY AND EQUIPMENT                                            832,673              411,854
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                   62,739               35,802
                                                             ------------         ------------
                                                                  769,934              376,052

OTHER ASSETS
  SUBORDINATED DEBENTURE RECEIVABLE                             1,460,011            1,427,750
  MINORITY INTEREST INVESTMENTS                                   645,000              900,000
  PREPAID PRODUCTION COSTS                                        300,000              300,000
  OTHER                                                            76,269               12,855
                                                             ------------         ------------
    TOTAL OTHER ASSETS                                          2,481,280            2,640,605
                                                             ------------         ------------
                                                             $  5,585,618         $  3,595,387
                                                             ============         ============

                                          LIABILITIES

CURRENT LIABILITIES
  NOTES PAYABLE                                              $    400,000         $    400,000
  ACCOUNTS PAYABLE                                                719,775              443,292
  DIVIDENDS PAYABLE                                                31,118
  ACCRUED EXPENSES                                                781,940              604,425
  CONTINGENCY RESERVE                                             424,582              424,582
                                                             ------------         ------------
    TOTAL CURRENT LIABILITIES                                   2,357,415            1,872,299

STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $.01 PAR, SERIES B                                 650                  900
  PREFERRED STOCK, $.01 PAR, SERIES C                               3,208                  150
  COMMON STOCK, $.001 PAR                                          18,715               15,475
  ADDITIONAL PAID IN CAPITAL                                   20,317,952           15,553,068
  RETAINED EARNINGS                                           (15,691,072)         (12,680,255)
  UNREALIZED HOLDING GAINS (LOSSES)                            (1,421,250)          (1,166,250)
                                                             ------------         ------------
    TOTAL STOCKHOLDERS' EQUITY                                  3,228,203            1,723,088
                                                             ------------         ------------
                                                             $  5,585,618         $  3,595,387
                                                             ============         ============

-----------------------
* CONDENSED FROM AUDITED FINANCIAL STATEMENTS.


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               --------------------------------
                                                                   1996                 1995
                                                               -----------          -----------
SALES, NET                                                     $   703,341          $    47,678

COST OF SALES                                                      583,301               54,416

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     3,079,973            1,208,680

DEPRECIATION AND AMORTIZATION EXPENSE                               26,937               13,125

INTEREST INCOME                                                     32,261               74,597

INTEREST EXPENSE                                                     7,500               41,733
                                                               -----------          -----------
INCOME (LOSS) BEFORE INCOME TAXES                               (2,962,109)          (1,195,679)

INCOME TAXES                                                             0                    0

NET INCOME BEFORE DIVIDENDS ON PREFERRED STOCK                  (2,962,109)          (1,195,679)

DIVIDENDS ON PREFERRED STOCK                                        48,708                    0
                                                               -----------          -----------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS            $(3,010,817)         $(1,195,679)
                                                               ===========          ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

        PRIMARY                                                 16,543,231            9,313,171

NET INCOME PER SHARE

        PRIMARY                                                $     (0.18)         $     (0.13)
                                                               ===========          ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               ---------------------------------
                                                                   1996                 1995
                                                               ------------         ------------
CASH USED FOR OPERATIONS

    NET INCOME                                                 $(3,010,817)         $(1,195,679)
    ADJUSTMENTS FOR NON CASH CHARGES                                (5,324)             (16,472)
    CHANGES IN CURRENT ASSETS AND LIABILITIES                   (1,075,636)          (1,501,543)
    NON CASH FINANCING                                           1,133,390            2,316,250
                                                               -----------          -----------
    NET CASH USED FOR OPERATIONS                                (2,958,387)            (397,444)


CASH FLOWS FROM INVESTING ACTIVITIES

    CAPITAL EXPENDITURES                                          (420,819)             (52,804)
    DEPOSITS                                                       (63,414)                   0
                                                               -----------          -----------
    CASH USED FOR INVESTING ACTIVITIES                            (484,233)             (52,804)

CASH FLOWS FROM FINANCING ACTIVITIES

    FUNDS RECEIVED FROM ISSUANCE OF CAPITAL STOCK                3,637,542              400,000
    DIVIDENDS, PREFERRED STOCK                                           0                    0
                                                               -----------          -----------
    CASH PROVIDED BY FINANCING ACTIVITIES                        3,637,542              400,000

NET INCREASE (DECREASE) IN CASH                                    194,922              (50,248)

CASH, BEGINNING OF PERIOD                                            2,355                6,150
                                                               -----------          -----------
CASH, END OF PERIOD                                            $   197,277          $   (44,098)
                                                               ===========          ===========
CASH PAYMENTS FOR

    INTEREST EXPENSE                                           $         0          $         0

    INCOME TAXES                                                         0                    0

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONDENSED FINANCIAL STATEMENTS.

                         STARTRONIX INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

    The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

    The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Eagle Claw Mining Company Inc., StarTronix Inc. (formerly StarTronix USA), Global TelCom Inc., StarTronix TelCom Inc. (formerly GoldTone Communications, Inc.) StarTronix Online, Inc. and StarTronix Marketing N.A. Inc. All significant intercompany accounts and transactions have been eliminated.

  Property and Equipment

    Equipment is stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method.

  Cash Equivalents

    For the purpose of the consolidated balance sheets and statements of cash flows, the Company considers a cash equivalent to be any highly liquid debt instrument purchased with an original maturity of three months or less.

  Inventory

    As of June 30, 1996, the Company carried in inventory certain marketing materials, referred to as "Starter Kits", and related items held for sale in the normal course of business. During fiscal 1997, the Company began receiving shipments of its principal products: the StarScreen telephone, StarVoice telephone, StarVoice/Data Bank, and proprietary health, nutritional products, and beauty aids. Inventories are stated at the lower of cost, determined under the first-in, first-out (FIFO) method, or market.

  Prepaid Production Costs (Infomercial)

    In October 1994, the Company contracted with U.S. Corporate Development Group Inc. (USCDG) to produce one half-hour infomercial related to its StarScreen and direct sales marketing plan, issuing 500,000 shares of the Company's common stock in satisfaction of the $300,000 contract price. In September 1996, USCDG contracted with Harmony Media Communications, Inc. to produce the infomercial. Film footage of sponsored events has begun, and the infomercial is scheduled to air in January 1997. Under SOP 93-7, the costs of the infomercial will be expensed when the infomercial airs for the first time. The Company has determined that realizability of the benefit of the prepaid cost can be reasonably assured.

  Minority Interest Investments

    During fiscal 1996, the Company made an investment in AmWest Environmental Group, Inc. (a Nevada corporation). The value of this investment is determined under the rules set forth in Statement of Financial Accounting Standards (FAS) No. 115 for securities "available-for-sale".

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

NOTE 2:  INVENTORIES

    Inventories at September 30, 1996, have been calculated at lower of cost determined on a first-in, first-out (FIFO) method, or market. The composition of actual inventories at September 30, 1996 and June 30, 1996 are as follows:






                                 September 30, 1996    June 30, 1996
                                 ------------------    -------------
    Sales material                    $  3,582            $84,533
    Body products                       87,279               -0-
    Nutritional products                24,141               -0-
    Finished goods                      43,050               -0-
                                      --------            -------
                                      $158,052            $84,533
                                      ========            =======


NOTE 3:  DEPOSITS, PURCHASES OF INVENTORY

    Since the Company is in the initial stages of establishing its product for future sales, supplying vendors have requested deposits in advance of producing and shipping of product. Upon physical receipt of products, amounts as applicable, are reclassed from deposits to inventory. The Company made advance payments on production commitments and prepaid the cost of certain inventory items as follows:

                                 September 30, 1996    June 30, 1996
                                 ------------------    -------------
    Voice telephone                  $  141,414           $ 90,665
    Voice data bank                      16,031             23,800
    Body products                         -0-               33,600
    Nutritional products                  -0-               10,000
    Screen telephone                  1,620,000            135,000
                                     ----------           --------
                                     $1,777,445           $293,065
                                     ==========           ========



NOTE 4:  CAPITAL EXPENDITURES

    Property and equipment consists of the following:


                                        September 30, 1996      June 30, 1996
                                        ------------------      -------------

Office furniture and equipment              $119,171               $241,524
Computer equipment and peripherals           624,165                118,521
Leasehold improvements                        89,337                 51,809
                                            --------               --------
                                             832,673                411,854
Less accumulated depreciation                 62,739                 35,802
                                            --------               --------
Net property and equipment                  $769,934               $376,052


NOTE 5. DEPOSITS

        Additional deposits were made for the quarter ended September 30, 1996 which include $56,500 to attorneys in Canada as a retainer fee to purchase bonds to do business in Canada.

NOTE 6. MINORITY INTEREST INVESTMENTS

        During fiscal 1996, the Company exchanged 1,500,000 shares of its restricted Rule 144 common stock for 1,500,000 shares of the restricted Rule 144 stock of AmWest Environmental Group, Inc (AmWest). The Company made the investment as a vehicle to facilitate entry into foreign markets, particularly Hong Kong. The market value of the AmWest common stock at the date of the transaction was $1.45 per share. The Company recorded the investment at $2,066,250, after discounting for restriction. Under Statement of Financial Accounting Standards (FAS) 115 for securities "available for sale", the investment is carried at fair value and net unrealized holding gains or losses are excluded from earnings and reported separately in shareholders' equity. At June 30, 1996, the Company valued this investment at $900,000, based on a $0.75 per share quoted market price at June 28, 1996 and 20% discount for the restriction. The net unrealized holding loss carried in shareholders' equity is $1,166,250. The restriction on the AmWest common stock lapsed in September 1996. At September 30, 1996, this investment is valued at $645,000, the current quoted market price. The net unrealized holding loss carried in shareholders' equity at September 30, 1996 is 1,421,250.

NOTE 7. SUBORDINATED DEBENTURE RECEIVABLE

        The subordinated zero coupon debenture carries a $4,000,000 redemption price, matures in June 2008, and is presented in the consolidated balance sheet net of an unamortized discount based on an imputed interest rate of 8.75%.

                                   FORM 10-Q

                         STARTRONIX INTERNATIONAL INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.


THREE MONTHS 1996 VS. 1995

    Sales and cost of sales for the three month period ended September 30, 1995 were from sales of prepaid telephone calling cards and related long distance activity of the company's subsidiary, Global TelCom Inc. This business has been discontinued.

    All sales and cost of sales for the three month period ended September 30, 1996, resulted from activity of the Company's subsidiary, StarTronix Inc., which provides a home-based business opportunity to independent distributors thereby enabling them to become both users and marketers of the Company's product.

    The majority of the sales for this period were realized from the sale of the company's "starter kit" which sells for $59.95 plus shipping and handling, and provides the recipient with an introduction to the Company and sets forth the requirements to become an independent distributor. Sales of all other products were minor with initial activity in the other products not starting until the latter part of August, 1996. Approximately 11.4% of the total sales of $703,341 were to distributors in the providence's of Canada. An analysis of sales, by mix, for the three months ended September 30, 1996 are as follows:

                             September 30, 1996          %
                             ------------------       ------
    Voice telephone              $  9,657               1.37
    Voice data bank                 7,143               1.02
    Body products                   5,324               0.76
    Nutritional products              764               0.11
    Sales material and
      Starter kit                 680,453              96.74
                                 --------             ------
                                 $703,341             100.00
                                 ========             ======


    Consolidated selling, general and administrative expense for all entities was $3,079,973 through the third quarter ended September 30, 1996 and included $1,122,800 for financial marketing services, $306,740 for consulting services, $188,807 for professional fees, $150,000 for executive recruitment, $141,007 for product development costs and $493,278 to promote and introduce the product to potential distributors through meetings held in major cities throughout the United States and Canada. These meetings were well attended and are primarily responsible for the Company's ability to attract in excess of 18,000 independent distributors to date.

    Consolidated selling, general and administrative expense for all entities was $1,208,680 for the quarter ended September 30, 1995 which included $309,952 for professional fees and $250,000 for promotion of common stock.

    The net loss through the first quarter ended September 30, 1996, was $3,010,817 compared to a $1,195,679 loss for the comparable quarter ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1996

    The Company has reported net operating losses since inception. These losses have been funded by the issuance of capital stock and borrowings.

    Continuation of the Company is contingent upon the Company establishing markets for its products and services and achieving profitable operations.
Such operations will also require management to secure additional financing for the Company in the form of debt or equity, which management plans to partially satisfy through the issuance of shares of its capital stock.

    During fiscal 1996, the Company made a private placement offering of 200,000 shares of its Series "B" $0.01 par value convertible preferred stock. As of June 30, 1996, 90,000 shares had been issued for $900,000, less $90,000 issue costs and $45,000 in finder's fees. The Series "B" preferred stock is convertible into common stock at any time 45 days after the issuance date. The conversion rate is $10.00 divided by the conversion price, which is based on a predetermined formula. As of September 30, 1996, 25,000 shares had been converted into 259,352 shares of common stock at an average price of $0.97 per share. In addition 3,420 shares of common stock with a value of $3,301 were issued to pay dividends due on the Series "B" preferred stock at date of conversion.

    During fiscal 1996, the Company made a private placement offering of 650,000 shares of its Series "C" $0.01 par value convertible preferred stock. As of June 30, 1996 the Company had issued 15,000 shares for $150,000, less $24,017 in issue costs and $7,500 in finder's fees. The Series "C" preferred stock is convertible into common stock at any time 41 days after the issuance date. The conversion rate is $10.00 divided by the conversion price, which is based on a predetermined formula. During the three month period ended September 30, 1996, the company issued an additional 433,250 shares of Series "C" preferred stock, realizing gross proceeds of $4,332,500 less $694,958 in issuance costs. As of September 30, 1996, 127,500 shares had been converted into 2,138,296 shares of common stock at an average price of $0.60 per share. In addition 24,001 shares of common stock with a value of $14,289 were issued to pay dividends due on the Series "C" preferred stock at date of conversion. See Item 1 for suspension of conversion feature and resulting litigation.

    Both series of preferred stock pay dividends at a rate of $0.60 per share per year. These dividends are cumulative and accrue day by day whether or not declared. All dividends are payable in common stock of the Company and paid only upon conversion. Cash dividends may be paid at the discretion of the Company's Board of Directors, however no common stock dividends may be declared or paid to the common stock holders until the preferred stock holders have been paid their dividends in full. Dividends on the preferred stock of $48,708 were paid ($17,590) or accrued ($31,188) for the three months ended September 30, 1996.

    In addition to common shares issued for conversion of the Series "B" and Series "C" preferred stock and payment of applicable dividends on the preferred stock, additional shares were issued for the following:


                                     Value       Total             Account
    Recipient           Shares     Per Share     Amount            Charged
    ---------           -------    ---------    --------    -----------------------
    T. Davis Capital    600,000      $1.50      $900,000    Promotion, common stock
    MDC Marketing       215,800       1.00       215,800    Financial marketing

                          Part II - Other Information


Item 1   Legal Proceedings

    In November 1996 the Company suspended the conversion of its Series "C" Convertible Preferred Stock as a result of the concerted market irregularities in the trading of the Company's common stock, which management believes is related to the conversion terms contained in the private placement offering of the Series "C" Preferred Stock. The suspension of the conversion provisions of the private placement offering is more fully described in the Company's 8-K filed with the SEC on October 25, 1996.

    Subsequent to the Company suspending the conversion of the Series "C" Preferred Stock, a shareholder group filed a lawsuit against the Company in the United States District Court in New York. The action seeks to compel the Company to resume conversion of the Class "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500. Discovery has not started as of the date of the audit report. Management intends to vigorously defend its position, however the ultimate outcome of any litigation on this matter cannot be determined at this time.

    In December 1996, a second action was filed by a shareholder group in the Superior Court of the State of California in Los Angeles County related to the suspension of the conversion feature of the Series "C" Preferred Stock. The action seeks to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind subscription agreement and recover the shareholders' original investment in the amount of $2,367,500, plus interest and punitive damages. As discovery has not commenced, the ultimate outcome of any litigation on this matter cannot be determined at this time; however, management intends to vigorously defend its position.

Item 2   Change in Securities

    The Series "C" Preferred Stock authorized the issuance of 400,000 shares at $10.00 per share. This was subsequently increased to 650,000 shares. The registered holders of outstanding hares of Series "C" Preferred Stock are also entitled to a number of privileges and rights including the right to receive cumulative dividends at the annual rate of $0.60 per share payable in common stock, conversion rights according to a predetermined formula and liquidation rights in the event of a liquidation, dissolution or winding up of the Company.

    On November 7, 1996 a suspension of conversion of the Series "C" Convertible Preferred stock was announced to preferred stockholders as a result of irregularities in the trading of StarTronixs' Common Stock which management believes is related to the conversion terms of the Regulation S private placement. A shareholder has filed a lawsuit against the Company to compel the conversion of certain class "C" Preferred Stock to Common stock.

Item 3   Defaults Upon Senior Securities

         Not Applicable

Item 4   Submission of Matters to a Vote of Security holders

         Not Applicable

Item 5   Other Information

    At June 30, 1996, the Company had 90,000 warrants outstanding to various entities for the purchase of 90,000 shares of the Company's common stock. For the quarter ended September 30, 1996, no additional warrants were issued and none were exercised.

    In December 1996, a related party transaction occurred where Greg Gilbert, Chairman and CEO, transferred 2,331,360 shares of common stock to Degerstrom, Inc., Neal Degerstrom, Robert E. Sterling and Dale D. Popp pursuant to their rights under certain agreements which required the specific performance of Mr. Gilbert thereunder.


Item 6   Exhibits and Reports on Form 8-K

    Exhibit 27 Financial Data Schedule

    Form 8-K, dated September 20, 1996 and filed with the Commission on September 27, 1996 reporting on the resignation of BDO Seidman LLP as the Company's independent auditors.

    Form 8 K/A, dated September 20, 1996 and filed with the Commission on October 4, 1996 reporting on BDO Seidman's agreement on content of the Company's Form 8-K dated September 20, 1996.

    Form 8-K, dated October 24, 1996 and filed with the Commission on October 29, 1996 reporting on the appointment of Strabala Ramirez & Associates as the Company's independent auditors.

    Form 8-K, dated October 25, 1996 and filed with the Commission on November 7, 1996 reporting on the suspension of the conversion of the Company's Series "C" Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                             STARTRONIX INTERNATIONAL INC.
                                             (Registrant)


Date: December 13, 1996

                                              By: /s/ GREG GILBERT
                                                 -----------------------------
                                                      Greg Gilbert
                                                      President


Date: December 13, 1996
                                              By: /s/ JAMES VALLE
                                                 ------------------------------
                                                      James Valle
                                                      Chief Financial Officer