Form 10-Q
period 1996-12-31
STARTRONIX INTERNATIONAL INC
filed 1997-02-19
CIK 761895

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                ----------------



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________TO____________________ .

                          COMMISSION FILE NUMBER 1-9190

                                ----------------



                          STARTRONIX INTERNATIONAL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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
                                      ---    ---

                                 ---------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT JANUARY 31, 1997
            -----                                -------------------------------
Common stock, $.001 par value.....................         27,289,690
Preferred stock, $.01 par value...................            395,500

================================================================================

                          STARTRONIX INTERNATIONAL INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I   Financial information
         Condensed consolidated balance sheets at December 31,
         1996 (unaudited) and June 30, 1996.............................     3
         Condensed consolidated statements of loss (unaudited) -- three
         and six month periods ended December 31, 1996 and 1995.........     4
         Condensed consolidated statements of cash flow (unaudited) --
         six month periods ended December 31, 1996 and 1995.............     5
         Notes to condensed consolidated financial statements...........     6
         Management's discussion and analysis of financial conditions
         and results of operations......................................    10
PART II  Other Information
         Item 1  Legal Proceedings......................................    12
         Item 2  Changes in Securities..................................    12
         Item 3  Defaults Upon Senior Securities........................    12
         Item 4  Submission of Matters to a Vote of Security holders....    12
         Item 5  Other Information......................................    12
         Item 6  Exhibits and Reports on Form 8-K.......................    13

                         PART I -- FINANCIAL INFORMATION

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       DECEMBER 31, 1996      JUNE 30, 1996*
                                                       -----------------      -------------
                                                           (UNAUDITED)
                                     ASSETS
Current Assets
  Cash .........................................         $     31,734          $      2,355
  Accounts Receivable, Net .....................               21,193                 1,628
  Inventory ....................................            1,212,501                84,533
  Deposits, Purchase of Inventory ..............            1,524,558               293,065
  Prepaids and Other Current Assets ............              454,179               197,149
                                                         ------------          ------------
          Total Current Assets .................            3,244,165               578,730

Property and Equipment .........................            1,327,496               411,854
  Less Accumulated Depreciation and Amortization              145,070                35,802
                                                         ------------          ------------
                                                            1,182,426               376,052
Other Assets
  Subordinated Debenture Receivable ............            1,492,272             1,427,750
  Minority Interest Investments ................                   --               900,000
  Prepaid Production Costs .....................              300,000               300,000
  Other ........................................               84,695                12,855
                                                         ------------          ------------
           Total Other Assets ..................            1,876,967             2,640,605
                                                         ------------          ------------
                                                         $  6,303,558          $  3,595,387
                                                         ============          ============
                                  LIABILITIES
Current Liabilities
  Accounts Payable .............................         $  1,822,922          $    443,292
  Notes Payable ................................              400,000               400,000
  Dividends Payable ............................               62,870                   -
  Accrued Expenses .............................            1,272,450               604,425
  Contingency Reserve ..........................              424,582               424,582
                                                         ------------          ------------
          Total Current Liabilities ............            3,982,824             1,872,299
Stockholders' Equity
  Preferred Stock, $.01 Par, Series B ..........                    0                   900
  Preferred Stock, $.01 Par, Series C ..........                3,955                   150
  Common Stock, $.001 Par ......................               23,538                15,475
  Additional Paid in Capital ...................           21,744,826            15,553,068
  Retained Earnings ............................          (17,385,335)          (12,680,255)
  Unrealized Holding Gains (Losses) ............           (2,066,250)           (1,166,250)
                                                         ------------          ------------
          Total Stockholders' Equity ...........            2,320,734             1,723,088
                                                         ------------          ------------
                                                         $  6,303,558          $  3,595,387
                                                         ============          ============

----------
* Condensed from audited financial statements.


         The accompanying notes are an integral part of these condensed financial statements.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    DECEMBER 31,                        DECEMBER 31,
                                                         -------------------------------       -------------------------------
                                                              1996              1995              1996                1995
                                                         ------------       ------------       ------------       ------------
Sales, net                                               $    641,198       $     20,718       $  1,344,539       $     68,396
Cost of sales                                                 132,066             18,822            715,367             73,238
                                                         ------------       ------------       ------------       ------------
Gross Profit                                             $    509,132       $      1,896       $    629,172            ($4,842)

Selling, general and administrative expenses                2,084,604          1,701,816          5,164,577          2,897,844
Depreciation and amortization expense                          82,330             13,125            109,267             38,902
Interest income                                                32,832             74,597             65,093            149,194
Interest expense                                                8,195             41,736             15,695             83,469
                                                         ------------       ------------       ------------       ------------
Income (loss) before income taxes                        $ (1,633,165)      $ (1,680,184)      $ (4,595,274)      $ (2,875,863)

Income taxes                                                        0                  0                  0                  0
Net income before dividends on preferred stock           $ (1,633,165)      $ (1,680,184)      $ (4,595,274)      $ (2,875,863)
Dividends on preferred stock                                   61,098                  0            109,806                  0
                                                         ------------       ------------       ------------       ------------
Net income (loss) applicable to common stockholders      $ (1,694,263)      $ (1,680,184)      $ (4,705,080)      $ (2,875,863)
                                                         ============       ============       ============       ============
Weighted average number of shares outstanding
Primary                                                    22,703,485         11,503,412         19,026,474         10,476,239
Net loss per share
Primary                                                  $      (0.07)      $      (0.15)      $      (0.25)      $      (0.27)
                                                         ============       ============       ============       ============

         The accompanying notes are an integral part of these condensed financial statements.

                 STARTRONIX INTERNATIONAL INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                                             SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                      -----------------------------
                                                          1996              1995
                                                      -----------       -----------
Cash flows from operating activities
  Net income (loss) ............................      $(4,705,080)      $(2,875,863)
  Depreciation .................................          109,268            38,902
  Stock Issued for services and dividends ......        1,239,146         1,233,000
  Increases in inventory .......................       (1,127,968)              -
  Increases in deposits ........................       (1,231,493)          (27,318)
  (Increase) decrease in other assets ..........         (341,117)          307,267
  Increases in Accounts Payable and accrueds ...        2,110,526           480,306
                                                      -----------       -----------
  Net cash used in operations ..................       (3,946,718)         (843,706)

Cash flows from investing activities
  Capital expenditures .........................         (915,642)          (56,908)
  Deposits .....................................          (71,840)              -
                                                      -----------       -----------
  Cash used for investing activities ...........         (987,482)          (56,908)

Cash flows from financing activities
  Funds received from issuance of capital
    stock ......................................        5,363,579           900,000
  Accrued stock financing costs.................         (400,000)              -
                                                      -----------       -----------
  Cash provided by financing activities ........        4,963,579           900,000

Net increase (decrease) in cash ................           29,379              (614)
Cash, beginning of period ......................            2,355             6,150
                                                      -----------       -----------
Cash, end of period ............................      $    31,734       $     5,536
                                                      ===========       ===========
Cash payments for
  Interest expense .............................      $         0       $         0
  Income taxes..................................



         The accompanying notes are an integral part of these condensed financial statements.

                          STARTRONIX INTERNATIONAL INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of June 30, 1996) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

    The accompanying condensed consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Report on Form 10-K for the fiscal year ended June 30, 1996. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

  Prepaid Production Costs (Infomercial)

    In October 1994, the Company contracted with U.S. Corporate Development Group Inc. (USCDG) to produce a one half-hour infomercial related to its StarScreen and direct sales marketing plan, issuing 500,000 shares of the Company's common stock in satisfaction of the $300,000 contract price. In September 1996, USCDG contracted with Harmony Media Communications, Inc. to produce the infomercial. Film footage of sponsored events has begun, and the infomercial is scheduled to air in April, 1997. Under SOP 93-7, the costs of the infomercial will be expensed when the infomercial airs for the first time. The Company has determined that realizability of the benefit of the prepaid cost can be reasonably assured.

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

  Reclassification

    Certain amounts for 1995 have been reclassified to conform to the 1996 presentation.

NOTE 2:  INVENTORIES

    Inventories at December 31, 1996, have been calculated at lower of cost, determined on a first-in, first-out (FIFO) basis, or market. The composition of inventories at December 31, 1996 and June 30, 1996 are as follows:

                                           DECEMBER 31, 1996     JUNE 30, 1996
                                           -----------------     -------------
         Sales material ..........           $  551,325           $   84,533
         StarScreen ..............              407,483                  -
         StarVoice Telephone .....              113,056                  -
         Body products ...........               51,022                  -
         Nutritional products ....               12,089                  -
         Carrying Case ...........               42,249                  -
         StarData Bank ...........               35,277                  -
                                             ----------           ----------
                                             $1,212,501           $   84,533
                                             ==========           ==========

         At December 31, 1996, management increased the carrying value of inventories $384,718, thereby decreasing cost of sales a corresponding amount. This adjustment was primarily the result of overcosting amounts charged to cost of sales ($348,514). The effect of this adjustment on reported assets and earnings for the first quarter ended September 30, 1996 would not have been material, and therefore the entire amount is reported as an adjustment to the inventory and cost of sales for the quarter ended December 31, 1996.

NOTE 3:  DEPOSITS, PURCHASES OF INVENTORY

    Since the Company is in the initial stages of establishing its product for future sales, supplying vendors have requested deposits in advance of producing and shipping of product. Upon physical receipt of products, amounts as applicable, are reclassed from deposits to inventory. The Company made advance payments on production commitments and prepaid the cost of certain inventory items as follows:

                                       DECEMBER 31, 1996      JUNE 30, 1996
                                       -----------------      -------------
         Voice telephone ......           $   23,943           $   90,665
         Voice data bank ......                    0               23,800
         Body products ........                    0               33,600
         Nutritional products .                    0               10,000
         Screen telephone .....            1,500,615              135,000
                                          ----------           ----------
                                          $1,524,558           $  293,065
                                          ==========           ==========

     The Company made cash payments of $1,727,500 to the manufacturer of its StarScreen telephone during the six months ending December 31, 1996. Payments of $195,000 had been made through June 30, 1996. Additionally, the manufacturer shipped 360 StarScreen telephones in December 1996 to the Company, resulting in certain amounts being reclassified to inventory.

NOTE 4:   CAPITAL EXPENDITURES

    Property and equipment consists of the following:

                                                    DECEMBER 31, 1996     JUNE 30, 1996
                                                    -----------------     -------------
         Office furniture and equipment ...           $  221,869           $  241,524
         Computer equipment and peripherals              961,343              118,521
         Leasehold improvements ...........              144,284               51,809
                                                      ----------           ----------
                                                       1,327,496              411,854
         Less accumulated depreciation ....              145,070               35,802
                                                      ----------           ----------
         Net property and equipment .......           $1,182,426           $  376,052
                                                      ==========           ==========

    The increase in computer equipment and peripherals is a direct result of an increase in the Company's customer and technical support services, as well as assets purchased by StarTronix On-line Inc., the Company's internet and web services subsidiary.

NOTE 5.  DEPOSITS

    Additional deposits were made for the six month period ended December 31, 1996 which include $56,500 to attorneys in Canada as a retainer fee to purchase bonds to do business in Canada.


NOTE 6.  MINORITY INTEREST INVESTMENTS

    During fiscal 1996, the Company exchanged 1,500,000 shares of its restricted Rule 144 common stock for 1,500,000 shares of the restricted Rule 144 stock of AmWest Environmental Group, Inc. (AmWest). The Company made the investment as a vehicle to facilitate entry into foreign markets, particularly Hong Kong. The market value of the AmWest common stock at the date of the transaction was $1.45 per share. The Company recorded the investment at $2,066,250, after discounting for restriction. Under Statement of Financial Accounting Standards (FAS) 115 for securities "available for sale", the investment is carried at fair value and net unrealized holding gains or losses are excluded from earnings and reported separately in shareholders' equity. At December 31, 1996, the Company valued this investment at zero due to inactivity in the market and no reasonable assurance of current marketability. The net unrealized holding loss carried in shareholders' equity is $2,066,250. The restriction on the AmWest common stock lapsed in September 1996.


NOTE 7.  SUBORDINATED DEBENTURE RECEIVABLE

    The subordinated zero coupon debenture carries a $4,000,000 redemption price, matures in June 2008, and is presented in the consolidated balance sheet net of an unamortized discount based on an imputed interest rate of 8.75%.


NOTE 8.  MATERIAL MANAGEMENT ADJUSTMENTS

  Corrections to Accounts Payable and Accrued Expenses

     During the second quarter ended December 31, 1996, management recorded adjustments to accounts payable and accrued expenses which decreased reported expenses by $231,713 relating to the first quarter ended September 30, 1996. This adjustment is not material to the results of operations or net assets reported in the first quarter; however, had these amounts been properly recorded in the first quarter the separate quarter loss from operations and weighted average loss per share would have been as follows:

                                            3 MONTHS ENDED         3 MONTHS ENDED         6 MONTHS ENDED
                                          SEPTEMBER 30, 1996     DECEMBER 31, 1996      DECEMBER 31, 1996
                                          ------------------     -----------------      -----------------
         Net Loss, as reported ......           $(3,010,817)           $(1,694,263)           $(4,705,080)
         Decrease in accounts payable
         and accrued expenses .......               231,713               (231,713)                  --
         Net loss, adjusted .........           $(2,779,104)           $(1,925,976)           $(4,705,080)
         Loss per share .............                $(0.17)                $(0.09)                $(0.25)


NOTE 9.  RELATED PARTY TRANSACTIONS

During the six months ending December 31, 1996, the Company had the following transactions with related parties:

The Company issued 600,000 shares of its common stock at $1.50 per share to T. Davis Capital for stock promotion services, taking a total charge to income of $900,000.

The Company issued 215,800 shares of its common stock at $1.00 per share to Marketing Direct Concepts and its designees for financial marketing services, resulting in a charge to income of $215,800.

The Company issued 150,000 shares of common stock at $1.00 per share to the president of StarTronix Inc. as a performance incentive. He rescinded his rights to this stock during December, 1996 and the stock was retired. The transaction had no effect on net income.

The Company issued 110,000 shares of its common stock pursuant to a settlement agreement with a former officer of the Company. The total value of these shares was $76,414. The Company also paid the former officer $75,000. These amounts had been accrued for at June 30, 1996; therefore, there was no effect on current earnings.

The Company paid or accrued $60,000 to U.S. Corporate Development Group pursuant to a consulting agreement dated July, 1994. Additionally, the Company accrued $400,000 in finders' fees under the same agreement for performance in connection with capital raising efforts. These transactions reduce net income and net equity $60,000 and $460,000, respectively.

The Company paid $14,000 to Pacific Horizons, Inc., a company owned by a personal friend of the President and CEO for consulting services.

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

THREE AND SIX MONTH PERIOD ENDING DECEMBER 31, 1996 AND 1995

    Sales and cost of sales for the three and six months ended December 31, 1995 were from sales of prepaid telephone calling cards and related long distance activity of the Company's subsidiary, Global TelCom Inc. This business has been discontinued.

    All sales and cost of sales for the three and six month period ended December 31, 1996, resulted from activity of the Company's subsidiary, StarTronix Inc., which provides a home-based business opportunity to independent distributors thereby enabling them to become both users and marketers of the Company's product.

    The majority of the sales for this period were realized from the sale of the Company's "starter kit" which sells for $59.95 plus shipping and handling, and provides the recipient with an introduction to the Company and sets forth the requirements to become an independent distributor. Approximately 10.8% of the total sales of $1,344,539 for the six month period ending December 31, 1996 were to distributors in the providence's of Canada. An analysis of sales, by mix, for the three month and six month periods ending December 31, 1996 are as follows:

                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                              DECEMBER 31, 1996              %       DECEMBER 31, 1996             %
                                              ------------------         ------      -----------------          ------
         Voice telephone                          $    8,257               1.29         $   19,733                1.47
         Voice data bank                               5,894                .90             12,787                 .95
         Body products                                 1,118                .17              2,201                 .16
         Nutritional products                          1,643                .26              4,968                 .37
         Sales material and Starter kit              624,286              97.38          1,304,850               97.05
                                                  ----------             ------         ----------              ------
                                                  $  641,198             100.00         $1,344,539              100.00
                                                  ==========             ======         ==========              ======

    Consolidated selling, general and administrative expense for all entities for the three and six month periods ending December 31, 1996 was $2,166,934 and $5,273,844, respectively, and included:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  DECEMBER 31, 1996           %       DECEMBER 31, 1996              %
                                                  -----------------        ------     -----------------           ------
         Payroll and payroll taxes, including
           benefits                                   $  767,423            35.42         $1,219,402               23.12
         Professional services & consulting              462,732            21.35            700,392               13.28
         Financial marketing services                     55,110             2.55          1,192,160               22.60
         Advertising and promotion                       230,422            10.63            363,122                6.88
         Distributor commissions and fees                350,573            16.18            518,992                9.82
         Start-up and development costs                   16,526              .76            371,404                7.03
         Other selling, general and
           administrative                                284,147            13.11            908,372               17.27
                                                      ----------           ------         ----------              ------
         Total selling, general and
           administrative                             $2,166,934           100.00         $5,273,844              100.00
                                                      ==========           ======         ==========              ======


      Consolidated selling, general and administrative expense for all entities for the three and six months ending December 31, 1995 was $1,714,941 and $2,936,746 respectively, as follows:

                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                              DECEMBER 31, 1995            %       DECEMBER 31, 1995              %
                                              -----------------         ------     -----------------           ------
         Professional services &
           consulting                           $  646,723               37.71         $  962,080               32.76
         Financial marketing services              875,000               51.02          1,125,000               38.31
         Write-off of goodwill                           0                   0            475,911               16.20
         Other selling, general and
           administrative                          193,218               11.27            373,755               12.73
                                                ----------              ------         ----------              ------
         Total selling, general and
           administrative                       $1,714,941              100.00         $2,936,746              100.00
                                                ==========              ======         ==========              ======

During the six months ending December 31, 1996, the Company significantly increased its operating activities, including substantially increasing its employee base to provide technical and customer support services. Also, the Company began promoting and marketing its products and services, including newspaper advertising, roadshows, and product demonstrations. Additionally, the Company's direct marketing subsidiary, StarTronix, Inc., began processing fees and commissions related to the selling efforts of its distributors. There were no such activities in the comparable period ending December 31, 1995.

During the six months ending December 31, 1996 and 1995, the Company used the services of third party promoters to raise working capital. These services were compensated by the issuance of common stock. Refer to Item 5 and discussions in the June 30, 1996 Form 10-K for detailed information.

    The net loss for the three and six months through the first quarter ended December 31, 1996, was $1,694,263 and $4,705,080, respectively, compared to a loss of $1,680,184 and $2,875,863, respectively, for the comparable periods ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1996

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

    During fiscal 1996, the Company made a private placement offering of 200,000 shares of its Series "B" $0.01 par value convertible preferred stock. As of June 30, 1996, 90,000 shares had been issued for $900,000, less $90,000 issue costs and $45,000 in finder's fees. The Series "B" preferred stock is convertible into common stock at any time 45 days after the issuance date. The conversion rate is $10.00 divided by the conversion price, which is based on a predetermined formula. As of December 31, 1996, all 90,000 shares had been converted into 952,847 shares of common stock at an average price of $0.97 per share. In addition 21,176 shares of stock with a value of $20,326 were issued to pay dividends due on the Series "B" preferred stock at date of conversion.

    During fiscal 1996, the Company made a private placement offering of 650,000 shares of its Series "C" $0.01 par value convertible preferred stock. As of June 30, 1996, the Company had issued 15,000 shares for $150,000, less $24,017 in issue costs and $7,500 in finder's fees. The Series "C" preferred stock is convertible into common stock at any time 41 days after the issuance date. The conversion rate is $10.00 divided by the conversion price, which is based on a predetermined formula. During the three month period ended September 30, 1996, the Company issued an additional 433,250 shares of Series "C" preferred stock, realizing gross proceeds of $4,332,500, less $694,958 in issuance costs. During the three month period ending December 31, 1996, the Company issued an additional 201,750 shares of Series "C" preferred stock, realizing profits of $2,017,500, less $322,800 in issuance costs. As of December 31, 1996, 254,500 shares had been converted into 6,121,766 shares of common stock at an average price of $0.45 per share. In addition 61,884 shares of common stock with a value of $26,610 were issued to pay dividends due on the Series "C" preferred stock at date of conversion. See Item 1 for suspension of conversion feature and resulting litigation.

    All series of preferred stock pay dividends at a rate of $0.60 per share per year. These dividends are cumulative and accrue day by day whether or not declared. All dividends are payable in common stock of the Company and paid only upon conversion. Cash dividends may be paid at the discretion of the Company's Board of Directors, however no common stock dividends may be declared or paid to the common stock holders until the preferred stock holders have been paid their dividends in full. During the three and six month periods ending December 31, 1996, dividends on the preferred stock of $61,098 and $109,806 were paid ($29,262) and ($46,936) or accrued ($31,836) and ($62,870), respectively.

    In February, 1997, the Company made a private placement offering of its Series "D" $0.01 par value convertible preferred stock, not to exceed $15,000,000. The series is expected to be issued in two traunches of $7,500,000 each. As of the date of this filing, no firm subscriptions have been received and no shares have been issued.

    In addition to common shares issued for conversion of the Series "B" and Series "C" preferred stock and payment of applicable dividends on the preferred stock, additional shares were issued for the following:

                                                   VALUE       TOTAL
           RECIPIENT                   SHARES    PER SHARE     AMOUNT         ACCOUNT CHARGED
           ---------                   ------    ---------     ------         ---------------
       T. Davis Capital........        600,000    $ 1.50     $ 900,000      Promotion, common stock
       MDC Marketing...........        215,800      1.00       215,800      Financial marketing
       Individual issues.......      3,814,000      -       $1,532,000      Cash

                          PART II -- OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

    In November 1996 the Company suspended the conversion of its Series "C" Convertible Preferred Stock as a result of the concerted market irregularities in the trading of the Company's common stock, which management believes is related to the conversion terms contained in the private placement offering of the Series "C" Preferred Stock. The suspension of the conversion provisions of the private placement offering is more fully described in the Company's Form 8-K filed with the SEC on October 25, 1996.

    Subsequent to the Company suspending the conversion of the Series "C" Preferred Stock, a shareholder group filed a lawsuit against the Company in the United States District Court in New York. The action seeks to compel the Company to resume conversion of the Class "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500. Limited discovery has commenced as of the date of this report. Management intends to vigorously defend its position, however the ultimate outcome of any litigation on this matter cannot be determined at this time.

    In December 1996, a second action was filed by a shareholder group in the Superior Court of the State of California in Los Angeles County related to the suspension of the conversion feature of the Series "C" Preferred Stock. The action seeks to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind subscription agreement and recover the shareholders' original investment in the amount of $2,367,500, plus interest and punitive damages. Limited discovery has commenced, the ultimate outcome of any litigation on this matter cannot be determined at this time; however, management intends to vigorously defend its position.


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

    On November 7, 1996 a suspension of conversion of the Series "C" Convertible Preferred stock was announced to preferred stockholders as a result of irregularities in the trading of the Company's common stock which management believes is related to the conversion terms of the Regulation S private placement. A shareholder has filed a lawsuit against the Company to compel the conversion of certain class "C" Preferred Stock to Common stock.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

    Not Applicable

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

ITEM 5  OTHER INFORMATION

    At June 30, 1996, the Company had 90,000 warrants outstanding to various entities for the purchase of 90,000 shares of the Company's common stock. For the quarter ended December 31, 1996, no additional warrants were issued and none were exercised.

    In December, 1996, a related party transaction occurred where Greg Gilbert, Chairman and CEO, transferred 2,331,360 shares of common stock to Degerstrom, Inc., Neal Degerstrom, Robert E. Sterling and Dale D. Popp pursuant to their rights under certain agreements which required the specific performance of Mr. Gilbert thereunder.


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

 (a).    EXHIBITS

         Exhibit 27  Financial Data Schedule

 (b).    Reports on Form 8-K

         Form 8-K, dated September 20, 1996 and filed with the Commission on September 27, 1996, reporting on the resignation of BDO Seidman LLP as the Company's independent auditors.

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

         Form 8-K, dated January 15, 1997 and filed on January 16, 1997, reporting on the issuance of 3,750,000 shares of the Company's common stock to an accredited investor.

         The Company is in the process of filing a Form 8-K reporting on the resignation of a member of the Board of Directors. The resignation became effective February 13, 1997. The Company is expecting a resignation letter from the member to attach to the Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                       STARTRONIX INTERNATIONAL INC.
                                              (Registrant)

Date: February 19, 1997                By:  /s/ GREG GILBERT
                                           ----------------------------------
                                                Greg Gilbert
                                                 President

Date: February 19, 1997                By: /s/ JAMES VALLE
                                           -----------------------------------
                                               James Valle
                                          Chief Financial Officer