Form 10QSB
period 1997-03-31
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES  AND  EXCHANGE  COMMISSION
                                  WASHINGTON,  D.C.  20549


                                        FORM  10-QSB


[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

                  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1997


[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

     For  the  transition  period  from  _______________  to  _______________.


                       COMMISSION  FILE  NUMBER  1-9190


                         STARTRONIX  INTERNATIONAL  INC
     (Exact  name  of  registrant  as  specified  in  its  charter)


                       DELAWARE                      91-1263272
              (State or other jurisdiction of     (I.R.S. Employer
                incorporation or organization)     Identification No.)


                       7700 IRVINE CENTER DRIVE, SUITE 510
                          IRVINE, CALIFORNIA     92618
             (Address of principal executive offices)     (Zip Code)


     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE    (949)  727-7420

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1034 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     No   X.
                                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                            OUTSTANDING AT MARCH 31, 1997
-----                                            -----------------------------

Common stock, $0.001 par value                           27,289,690

                          STARTRONIX  INTERNATIONAL  INC

                                     INDEX


                                                              PAGE NO.
                                                              --------

PART  I     Financial  Information

     Condensed  consolidated  balance sheets
     at  March  31,  1997 (unaudited) and June
     30, 1996                                                       3

     Condensed  consolidated  statements  of  loss
     (unaudited) - three and nine month periods ended
     March 31, 1997 and 1996                                        4

     Condensed  consolidated  statements  of  cash
     flow  (unaudited)  -  nine month periods ended
     March 31, 1997 and 1996                                        5

     Notes to condensed consolidated financial statements           6

     Management's  discussion  and  analysis of financial
     conditions and results of operations                           8

PART  II     Other  Information

     Item 1     Legal Proceedings                                  10

     Item 2     Changes in Securities                              10

     Item 3     Defaults Upon Senior Securities                    10

     Item 4     Submission of Matters to a Vote of Security
                Holders                                            10

     Item 5     Other Information                                  11

     Item 6     Exhibits and Reports on Form 8-K                   11

                          PART  I  -  FINANCIAL  INFORMATION
                  STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS





                                                                 March 31,1997    June 30, 1996*
                                                                 ---------------  ----------------
                                                                     (Unaudited)

ASSETS

Current Assets:

  Cash                                                           $       35,143   $         2,355
  Accounts Receivable, Net                                                    0             1,628
  Inventory                                                                   0            84,533
  Deposits, Purchase of Inventory                                             0           293,065
  Prepaid Expenses and Other                                                  0           197,149
                                                                 --------------    ---------------
    Total Current Assets                                                 35,143           578,730
                                                                 --------------     --------------
Property, Plant and Equipment, Net                                            0           376,052
                                                                  -------------     --------------
Other Assets:
  Prepaid production costs                                                    0           300,000
  Investments                                                                 0           900,000
  Other                                                                  56,500            12,855
  Subordinated Debentures Receivable                                  1,523,832         1,427,750
                                                                  -------------      --------------
    Total Other Assets                                                1,580,332         2,640,605
                                                                 --------------    ----------------
Total Assets                                                     $    1,615,475   $     3,595,387
                                                                 ==============   =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:

  Accounts Payable - trade                                       $    1,863,650   $       443,292
  Due to Related Parties                                                146,547                 0
  Due to Officers and Directors                                         277,058                 0
  Accrued expenses, Including Interest                                1,339,567         1,029,007
  Related Party Notes Payable                                           400,000           400,000
                                                                  -------------   ---------------
    Total Current Liabilities                                         4,026,822         1,872,299

Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred Stock, $.01 Par value, 10,000,000 authorized:
  Series "B" Convertible Preferred Stock, $.01 Par value
    90,000 shares issued and outstanding at June 30, 1996                     0               900

   Series "C" Convertible Preferred Stock, $.01 Par value
    15,000 and 395,500 shares issued and outstanding at
    June 30, 1996 and March 31, 1997                                      3,955               150

  Common Stock, $.001 Par value; 50,000,000 shares authorized;
    15,475,277 and 27,289,680 shares issued and outstanding at
     June 30, 1996 and March 31, 1997                                    27,289            15,475

  Additional Paid in Capital                                         23,512,713        15,553,068
  Unrealized Holding Gains (losses), net                                      0        (1,166,250)
  Accumulated Deficit                                               (25,955,304)      (12,680,255)
                                                                 ----------------     ------------
    Total Stockholders' Equity (deficit)                             (2,415,302)        1,723,088
                                                                  ---------------    --------------
Total Liabilities and Stockholders' Equity (Deficit)             $    1,611,520   $     3,595,387
                                                                 ================  ================
* Condensed from audited financial statements

     The accompanying notes are an integral part of these condensed financial statements.

                           STARTRONIX INTERNATIONAL INC AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF LOSS

                                                      Three Months Ended                 Nine Months Ended
                                                           March 31,                           March 31,
                                                      --------------------               -------------------
                                                             1997                 1996           1997          1996
                                              --------------------  -------------------  -------------  ------------
                                                    (Unaudited)             (Unaudited)     (Unaudited)  (Unaudited)

Sales                                         $           502,233   $                0   $  1,846,772   $    68,396
Cost of Sales                                             260,715                    0        976,082        73,238
                                              --------------------  -------------------  -------------  ------------
  Gross Profits (Loss)                                    241,518                    0        870,690        (4,842)
                                              --------------------  -------------------  -------------  ------------

Operating Expenses:

  Professional Services and Consulting                    403,594                    0      1,103,986             0
  Financial Marketing Services                            100,000                    0      1,292,160             0
  Distributor Commission and Fees                         150,000                    0        668,992             0
  Start Up and Development Costs                          215,000                    0        586,404             0
  Advertising                                             250,000                    0        613,122             0
  Salary Expenses                                         809,262                    0      2,028,664             0
  Write Down of Impaired Assets                         4,579,761                    0      4,579,761             0
  Depreciation and Amortization                            64,425                    0        173,692             0
  Other Selling, General and Administrative               197,255            1,246,706        996,360     3,482,591
                                              ---------------------  ------------------    ----------   ------------
    Total Operating Expenses                            6,769,297            1,246,706     12,043,141     3,482,591
                                               --------------------  -------------------  -------------  ------------

Operating Loss                                         (6,527,779)          (1,246,706)   (11,172,451)   (3,487,433)
                                               --------------------  -------------------  -------------  ------------

Other (income) Expense:

  Interest Income                                         (31,560)             (73,954)       (96,653)     (223,148)
  Interest Expense                                          7,500               51,736         23,195       135,205
  Loss on Investments                                   2,066,250                    0      2,066,250             0
  Other Expense                                                 0                    0        109,806             0
                                                --------------------  ------------------   -----------  ------------
    Total Other (income) Expense                        2,042,190              (22,218)     2,102,598       (87,943)

Net Loss                                      $        (8,569,969)  $       (1,224,488)  $(13,275,049)  $(3,399,490)
                                              ====================   ==================  =============  ============
Net Loss Per Share                            $             (0.32)  $            (0.11)  $      (0.60)  $     (0.29)
                                              ====================   ==================  ============== ============
Weighted Average Shares Outstanding                    27,054,712           11,503,412     21,988,074    11,532,900
                                              ====================  ===================  =============  ============

     The accompanying notes are an integral part of these condensed financial statements.

                             STARTRONIX INTERNATIONAL INC AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW






                                                Nine Months Ended
                                                    March 31,
                                               -------------------
                                                      1997          1996
                                        -------------------  ------------
                                               (Unaudited)     (Unaudited)

Cash used in operating activities       $       (5,367,664)  $(3,116,170)

Cash used in investing activities                 (959,287)   (2,140,130)

Cash provided by financing activities            6,359,739     5,199,249
                                        ------------------   ------------
  Net increase (decrease) in cash                   32,788       (57,051)
  Cash, beginning of period                          2,355         6,150
                                         -----------------    -----------
  Cash, end of period                   $           35,143   $   (50,901)
                                        ==================   ============




     The accompanying notes are an integral part of these condensed financial statements.

                          STARTRONIX INTERNATIONAL INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  NATURE  OF  OPERATIONS
    ----------------------

     Prior to fiscal 1997, StarTronix International Inc. (the Company) was a development stage entity. Developed exclusively for the Company, the StarScreen is a combination telephone and Internet access portal. The Company obtained Federal Communications Commission ("FCC") approval for the StarScreen, its primary product, in January 1997. To minimize costs, the Company outsourced its manufacturing. Immediately after obtaining FCC approval, the Company initiated sales through its wholly owned subsidiary, StarTronix, Inc.

     StarTronix International utilizes network marketing to sell its products. The Company solicits individuals to be independent distributors to sell the StarScreen and to solicit other individuals to become distributors. To become a distributor, an individual must purchase a "Starter Kit" which contains marketing material that describes the products available and explains the distributor's compensation package. Distributors do not earn commission on sales of starter kits; however, they do earn commission on sales of the products. Additionally, they earn commission when any of their downstream distributors sell products.

     Because of the Company's inability to secure adequate resources in March 1997, the Company ceased its normal operating activity and focused its efforts on the search for equity financing. The Company is in the process of reviving operations and expects to be fully operational by fiscal 2000.

2.  GOING  CONCERN
    --------------

     The Company began sales of its primary product, the StarScreen in January 1997; however, because of higher than expected upfront costs, the Company found itself with insufficient financing to continue as a going concern. In March 1997, the Company was unable to meet its commitment to purchase StarScreen inventory and forfeited the deposits it had placed with its manufacturer, Golden Source Electronics Ltd., which is recorded as a loss in the accompanying financial statements. Also in March 1997, the Company negotiated settlements with some of its vendors, laid-off its employees, wrote-off all its assets, abandoned its lease and ceased all operations except for the search for additional financing.

     In 1999, the President successfully negotiated a consulting contract with Western Global Telecommunications, Inc. to upgrade the StarScreen to current technological standards, to add certain new features to attract a wider customer base, and to secure a manufacturer to supply the product. Between August 1999 and June 2000, the Company raised approximately $1 million in cash and received approximately $250,000 in services for common stock; the Company has negotiated employment contracts with the Chairman, the President, and the CFO, in addition to employment contracts with officers of its wholly owned subsidiary, StarTronix.com. The Company recorded a loss in third quarter 1997, made up of the following components:


                                                                9  Months  Ended
                                                                March  31,  1997
                                                                ----------------
                   Abandoned Property and Equipment                $   1,118,001

                   Write-off of Starter Kit and Other Inventory          943,774

                   Lost Deposit on StarScreen Inventory                1,607,570

                   Write-off of Prepaid Production Costs                 300,000

                   Write-off of Other Current Assets                     610,416
                                                                        -------
                   Loss on the Write Downs and Write-offs           $  4,579,791
                                                                 ===============

     Additionally, the Company has developed a business plan and is currently talking with various vendors, manufacturers, and fulfillment houses to provide services to manufacture, supply, and fulfill orders for an upgraded StarScreen. FCC approval for the upgrades is in process. The management of StarTronix.com has begun to develop market awareness for the re-launch of the improved StarScreen and expects to begin enlisting independent distributors by October 2000. The Chairman and President are meeting with various existing and potential investors and expect sufficient commitments so that the Company may continue as a going concern. Additionally, management has rejected certain offers with the belief that the deals they are currently negotiating will better fit the Company's business plan. However, the Company has minimal capital resources presently available to meet obligations that are normally required by similar companies, and with which to carry out its planned activities. And, the Company does not have "firm" commitments for financing. These factors raise doubt about the Company's ability to continue as a going concern. While management believes actions currently being taken to obtain financing provide the opportunity for the Company to continue as a going concern, there is no assurance that the Company will be able successful in doing so.

     The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company continues to rely on its capital raising efforts to fund continuing operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.  SALES
    -----

     The Company's sales are derived primarily from two categories: "Starter Kits" and products. The primary product is the StarScreen; other products include nutritional and body products. "Starter Kits" are the marketing material and informational package provided to individuals who have agreed to become distributors. The StarScreen is a telephone and Internet access portal. Gross sales for the 9 months ended March 31, 1996 and 1997 are made up of the following:


                                         9 Months Ended
                                           March 31,
                                 -----------------------------

                                    1996          1997
                                    ----          ----
     Starter Kit Sales          $       0     $ 1,304,850
     StarScreen Sales                   0         502,233
     Other                              0          39,689
                                    -----          ------
         Total Sales            $       0     $ 1,846,772
                                =========     ===========

                     STARTRONIX  INTERNATIONAL  INC
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                        AND  RESULTS  OF  OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

THREE  MONTH  PERIOD  ENDING  MARCH  31,  1997  AND  1996

     Sales for the three month period ended March 31, 1997 were $502,233, as compared to zero for the three month period ended March 31, 1996, when the Company was still in its development stage. These sales were generated from the sale of the Company's primary product.

     During the three month period ended March 31, 1997, the Company incurred operating expenses of $6,769,297, resulting in an operating loss of $6,527,779, compared with operating expenses and loss of $1,246,706 and $1,246,706, respectively, for the three months ended March 31, 1996. This represents an increase of over 476% in both instances. The operating expenses for the current period include a write down of impaired assets in the amount of $4,579,761 which reflects a write off of all the Company's assets, and the forfeiture of deposit with the StarScreen supplier in the amount of $1,607,570 with the third party who was manufacturing the StarScreen product, both of which occurred following the Company's suspension of operations on March 31, 1997.

     For the three month period ended March 31, 1997, the Company incurred other expenses (income) equal to $2,042,190, which consisted primarily of a loss on investments related to the write-off of the Company's investment in AmWest Environmental Group, Inc. equal to $2,066,250. This is compared to other expenses (income) of ($22,218) for the three months ended March 31, 1996.

As a result of the above, the Company incurred a net loss of $8,569,969 for the three month period ended March 31, 1997 as compared to $1,224,488 for the three month period ended March 31, 1996, an increase of almost 600%.

NINE  MONTH  PERIOD  ENDING  MARCH  31,  1997

     Sales for the nine month period ended March 31, 1997 were $1,846,772, as compared to $68,396 for the nine month period ended March 31, 1996, representing a 27-fold increase. These sales consist of $1,304,850 (70%) from the sale of "starter kits," and $502,233 (27%) from the sale of the StarScreen.

     During the nine month period ended March 31, 1997, the Company incurred operating expenses of $12,043,141, resulting in an operating loss of $11,172,451, compared with operating expenses and loss of $3,482,591 and $3,487,433, respectively, for the three months ended March 31, 1996. This represents an increase of over 220% in both instances. As with the three months ended March 31, 1997, the operating expenses for the nine month period ended March 31, 1997 include a write down of impaired assets in the amount of $4,579,761 which reflects a write off of all the Company's assets, and the forfeiture of a deposit with the StarScreen supplier in the amount of $1,607,570 with the third party who was manufacturing the StarScreen product, both of which occurred as a result of the Company's suspension of operations on March 31, 1997. Other operating expenses include professional fees and consulting ($1,103,986), financial marketing services ($1,292,160), salary expense ($2,028,664) and other selling, general and administrative ($996,360), all of which were incurred as a result of the Company's increased efforts to manufacture and market its StarScreen product.

     For the nine month period ended March 31, 1997, the Company incurred other expenses (income) equal to $2,102,598, which consisted primarily of a loss on investments related to the write-off of the Company's investment in AmWest Environmental Group, Inc. equal to $2,066,250. This is compared to other expenses (income) of ($87,943) for the nine months ended June 30, 1996.

As a result of the above, the Company incurred a net loss of $13,275,049 for the nine month period ended March 31, 1997 as compared to $3,399,490 for the nine month period ended March 31, 1996, an increase of 290%.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  MARCH  31,  1997

     During the nine months ended March 31, 1997, and as described more fully above, the Company's net loss from operating activities was equal to $11,173,451. Of this net loss from operating activities, $5,367,664 was cash used in operating activities. The Company spent $959,287 on infrastructure costs, related to the purchase of computer and office equipment. The Company received $6,359,739 from financing activities, primarily from the sale of their Series C Convertible Preferred Stock. As a result of the above, the Company's cash position increased from $2,355 at the beginning of the period to $35,143 at the end of the period.

     Cash at March 31, 1997 was $35,143, as compared to $2,355 at June 30, 1996, an increase of nearly fifteen times. As a result of the Company's suspension of operations on March 31, 1997, all accounts receivable, inventory, deposits, and prepaid expenses were zero at March 31, 1997, as compared to $1,628, $84,533, $293,065, and $197,149, respectively, as of June 30, 1996. In addition, all property plant and equipment which existed as of June 30, 1996, were also written down to zero. The Company wrote off the prepaid production costs of $300,000 related to the informercial. Additionally the Company wrote off the $900,000 carrying value of the investment in Amwest Environmental. The Company's primary asset at March 31, 1997, was a subordinated debenture receivable from N.A. Degerstrom, Inc. in the amount of $1,523,832, which was later written down to zero at June 30, 1997.

     As a result of the above, total assets at March 31, 1997 were $1,615,475 as compared to $3,595,387 at June 30, 1996, a decrease of 55%.

     Current liabilities increased from $1,872,299 at June 30, 1996 to $4,026,822 at March 31, 1997, an increase of 115%. This increase was due to an increase in accounts payable - trade from $443,292 at June 30, 1996 to $1,863,650 at March 31, 1997, an increase of 320% arising from the Company's increased manufacturing and sales activities during the applicable period. In addition, accrued expenses, including interest and contingencies, increased from $1,029,007 at June 30, 1997 to $1,339,567 at March 31, 1997, an increase of 30%, which includes a reserve of $400,000, established as reserves for potential claims arising in the future from suspension of operations.

     As a result of the above, stockholders' equity decreased from $1,723,088 at June 30, 1996 to a deficit of ($2,415,302) at March 31, 1997.

                   PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

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

     Subsequent to the Company suspending the conversion of the Series "C" Preferred Stock, a shareholder group filed a lawsuit against the Company in the United States District Court in New York. The action seeks to compel the
Company to resume conversion of the Class "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500. Limited discovery had commenced as of the date of this report. Management intends to vigorously defend its position, however the ultimate outcome of any litigation on this matter cannot be determined at this time.

     In December 1996, a second action was filed by a shareholder group in the Superior Court of the State of California in Los Angeles County related to the suspension of the conversion feature of the Series "C" Preferred Stock. The action seeks to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $2,367,500, plus interest and punitive damages. Limited discover has commenced, the ultimate outcome of any litigation on this matter cannot be determined at this time; however, management intends to vigorously defend its position.

ITEM  2     CHANGES  IN  SECURITIES

     The Series "C" Preferred Stock authorized the issuance of 400,000 shares at $10.00 per share. This was subsequently increased to 650,000 shares. The registered holders of outstanding shares of Series "C" Preferred Stock are also entitled to a number of privileges and rights including the right to receive cumulative dividends at the annual rate of $0.60 per share payable in common stock, conversion rights according to a predetermined formula, and liquidation rights in the event of a liquidation, dissolution or winding up of the Company.

     On November 7, 1996, a suspension of conversion of the Series "C" Convertible Preferred stock was announced to preferred stockholders as a result of irregularities in the trading of the Company's common stock which management believes is related to the conversion terms of the Regulation S private placement. Numerous shareholders have filed a lawsuit against the Company to compel the conversion of certain class "C" Preferred Stock to common stock.

     In January 1997, the Company sold an aggregate of 3,750,000 shares of common stock, restricted in accordance with Rule 144 promulgated under Regulation D, to one accredited investor, for cash consideration of $1,500,000. The issuance was exempt under Rule 4(2) of the Securities Act of 1933.

     In January 1997, the Company sold an aggregate of 64,000 shares of common stock, restricted in accordance with Rule 144 promulgated under Regulation D, to one accredited investor, for cash consideration of $32,000. The issuance was exempt under Rule 4(2) of the Securities Act of 1933.

     In February 1997, an aggregate of 150,000 shares of common stock which had been previously issued to the president of StarTronix Inc as a performance incentive were retired.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

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

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable

ITEM  5     OTHER  INFORMATION

     At June 30, 1996, the Company had 90,000 warrants outstanding to various entities for the purchase of 90,000 shares of the Company's common stock. For the quarter ended March 31, 1997, no additional warrants were issued and none were exercised.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)         EXHIBITS

            Exhibit  27     Financial  Data  Schedule

(b)         REPORTS  ON  FORM  8-K

     Form 8-K, dated January 15, 1997 and filed on January 16, 1997, reporting on the issuance of 3,750,000 shares of the Company's common stock to an accredited investor.

     Form 8-K, dated February 11, 1997 and filed with the Commission on March 10, 1997, reporting on the resignation of Gerald Fitch, as a member of the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


Dated:  August  2,  2000         STARTRONIX  INTERNATIONAL  INC

                                 /s/  Greg  Gilbert
                                 __________________________________
                                 By:  Greg  Gilbert
                                 Its:  President


Dated:  August  2,  2000         /s/ Robert  Hart
                                 ______________________________
                                 By:  Robert  Hart
                                 Its:  Chief  Financial  Officer