Form 10QSB
period 1997-09-30
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549


                                     FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  1997


[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE  ACT  OF  1934

     For  the  transition  period  from  _______________  to  _____________.


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
                                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 CLASS                                        OUTSTANDING AT SEPTEMBER 30, 1997

Common stock, $0.001 par value                                       48,461,479

                            STARTRONIX  INTERNATIONAL  INC

                                     INDEX


                                                                   PAGE NO.

PART  I     Financial  Information


            Condensed  consolidated  balance
            sheets  at September 30, 1997 (unaudited)
            and June 30, 1997                                          3

            Condensed consolidated statements of loss
            (unaudited) - three month periods ended
            September  30,  1997  and  1996                            4

            Condensed  consolidated  statements  of
            cash  flow  (unaudited)  - three month periods
            ended September 30, 1997 and 1996                          5


            Notes to condensed consolidated financial
            statements                                                 6

            Management's  discussion  and  analysis of
            financial conditions and results of operations             8

PART  II     Other  Information


             Item 1     Legal Proceedings                              9

             Item 2     Changes in Securities                          9

             Item 3     Defaults Upon Senior Securities                9

             Item 4     Submission of Matters to a Vote of
                        Security Holders                               9


             Item 5     Other Information                              10

             Item 6     Exhibits and Reports on Form 8-K               10

                             PART  I  -  FINANCIAL  INFORMATION
                      STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                        CONDENSED  CONSOLIDATED  BALANCE  SHEETS





                                                                 September 30,
                                                                           1997   June 30, 1997*
                                                                 ---------------  ----------------
                                                                 (Unaudited)

                      ASSETS




Current Assets:
  Cash                                                           $            0   $        10,975
                                                               ----------------  ----------------
    Total Current Assets                                                      0            10,975
Deposit                                                                  56,500            56,500
                                                               ---------------   ---------------

Total Assets                                                     $       56,500   $        67,475
                                                                ===============   ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
  Accounts Payable - trade                                       $    2,077,511   $     2,032,234
  Due to Related Parties                                                689,719           659,719
  Due to Officers and Directors                                         277,058           277,058
  Accrued Expenses, Including Interest                                1,674,291         1,162,015
  Related Party Notes Payable                                           400,000           400,000
                                                                  ---------------  ----------------
    Total Current Liabilities                                         5,118,579         4,531,026
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Preferred Stock, $.01 Par value, 10,000,000 authorized:
    Series "C" Convertible Preferred Stock, $.01 Par value,
    395,500 and 65,000 shares issued and outstanding at
    June 30, 1997 and September 30, 1997                                    650             3,955
  Common Stock, $.001 Par value, 50,000,000 shares authorized;
    38,517,298 and 48,461,479 shares issued and outstanding at
    June 30, 1997 and September 30, 1997                                 48,461            38,517
  Additional Paid In Capital                                         23,506,074        23,512,713
  Accumulated Deficit                                               (28,617,264)      (28,018,736)
                                                                  --------------   ---------------
    Total Stockholders' Equity (deficit)                             (5,062,079)       (4,463,551)
                                                                 ---------------  ----------------

Total Liabilities and Shareholders' Equity (Deficit)             $       56,500   $        67,475
                                                                 ===============  ================

* Condensed from audited financial statements

     The accompanying notes are an integral part of these condensed financial statements.

                    STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                       CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS





                                                   Three Months Ended
                                                      September 30,
                                                    --------------------

                                                             1997          1996
                                              --------------------  ------------
                                                (Unaudited)         (Unaudited)


Sales                                         $                 0   $   703,341
Cost of Sales                                                   0       583,301
                                              --------------------  ------------
  Gross Profit                                                  0       120,040


Operating Expenses:
  Professional Services and Consulting                     75,227       237,660
  Financial Marketing Services                                  0     1,137,050
  Distributor Commission and Fees                               0       168,419
  Start Up and Development Costs                                0       354,878
  Advertising                                                   0       132,700
  Salary Expenses                                           4,914       451,979
  Depreciation and Amortization                                 0        26,937
  Other Selling, General and Administrative               510,837       597,287
                                              -------------------  ------------
    Total Operating Expenses                              591,028     3,106,910

                                              --------------------  ------------
Operating Loss                                           (591,028)   (2,986,870)
                                              --------------------  ------------

Other (income) Expense:
  Interest Income                                               0       (32,261)
  Interest Expense                                          7,500         7,500
  Other Expense                                                 0        48,708
                                              -------------------   ------------
    Total Other (income) Expense                            7,500       (23,947)

Net Loss                                      $          (598,528)  $(3,010,817)
                                              ====================  ============

Net Loss Per Share                            $             (0.02)  $     (0.18)
                                              ====================  ============

Weighted Average Shares Outstanding                    39,305,711    16,543,231
                                              ===================    ===========

The accompanying notes are an integral part of these condensed financial statements.

     STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
     CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW





                                              Three Months Ended
                                                September 30,
                                        --------------------

                                                       1997          1996
                                        --------------------  ------------
                                         (Unaudited)           (Unaudited)




Cash used in operating activities       $           (10,975)  $(2,958,387)


Cash used in investing activities                         0      (484,233)


Cash provided by financing activities                     0     3,637,542
                                          --------------------  ------------



  Net increase (decrease) in cash                   (10,975)      194,922
  Cash, beginning of period                          10,975         2,355
                                          --------------------  ------------


  Cash, end of period                   $                 0   $   197,277
                                         ===================   =============


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

     Because of the Company's inability to secure adequate resources in March 1997, the Company suspended its normal operating activity and focused its efforts on the search for equity financing. The Company is in the process of reviving operations and expects to be fully operational in fiscal 2000.

2.  GOING  CONCERN
    --------------

     The Company began sales of its primary product, the StarScreen, in January 1997; however, because of higher than expected upfront costs, the Company found itself with insufficient financing to continue as a going concern. In March 1997, the Company was unable to meet its commitment to purchase StarScreen inventory and forfeited the deposits it had placed with its manufacturer, Golden Source Electronics Ltd., which is recorded as a loss in the accompanying financial statements. Also in March 1997, the Company negotiated settlements with some of its vendors, laid-off its employees, wrote-off all its assets, abandoned its lease and suspended all operations except for the search for additional financing.

     In 1999, the President successfully negotiated a consulting contract with Western Global Telecommunications, Inc. to upgrade the StarScreen to current technological standards, to add certain new features to attract a wider customer base, and to secure a manufacturer to supply the product. Between August 1999 and June 2000, the Company has raised approximately $1 million in cash and received approximately $250,000 in services for common stock; the Company has negotiated employment contracts with the Chairman, the President, and the CFO, in addition to employment contracts with officers of its wholly owned subsidiary, StarTronix.com

     Additionally, the Company has developed a business plan and is currently talking with various vendors, manufacturers, and fulfillment houses to provide services to manufacture, supply, and fulfill orders for an upgraded StarScreen. FCC approval for the upgrades is in process. The management of StarTronix.com has begun to develop market awareness for the re-launch of the improved StarScreen and expects to begin enlisting independent distributors by October 2000. The Chairman and President are meeting with various existing and potential investors and expect sufficient commitments so that the Company may continue as a going concern. Additionally, management has rejected certain offers with the belief that the deals they are currently negotiating will better fit the Company's business plan. However, the Company has minimal capital resources presently available to meet obligations that are normally required by similar companies, and with which to carry out its planned activities. And, the Company does not have "firm" commitments for financing. These factors raise doubt about the Company's ability to continue as a going concern. While management believes actions currently being taken to obtain financing provide the opportunity for the Company to continue as a going concern, there is no assurance that the Company will be able successful in doing so.

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

THREE  MONTH  PERIOD  ENDING  SEPTEMBER  30,  1997  AND  1996

     Sales for the three month period ended September 30, 1997 were zero, as compared to $703,341 for the three month period ended September 30, 1996, due to the suspension of operations by management of the Company effective March 31, 1997.

     During the three month period ended September 30, 1997, the Company incurred operating expenses of $591,028, resulting in an operating loss of $591,028, compared with operating expenses and loss of $3,106,910 and $2,986,870, respectively, for the three months ended September 30, 1996. This represents a decrease of over 80% in both instances. The operating expenses for the current period include other selling, general and administrative expenses of $510,837, which consists primarily of general overhead expenses during the Company's suspension of operations and search for additional capital.

As a result of the above, the Company incurred a net loss of $598,528 for the three month period ended September 30, 1997 as compared to $3,010,817 for the three month period ended September 30, 1996, a decrease of 83%.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  SEPTEMBER  30,  1997

     During the three months ended September 30, 1997, and as described more fully above, the Company's net loss from operating activities was equal to $591,028. Of this net loss from operating activities, $10,975 was cash used in operating activities. As a result of the above, the Company's cash position was zero at the end of the period, decreased from $10,975 at the beginning of the period.

     Cash at September 30, 1997 was zero, as compared to $10,975 at June 30, 1997. As a result of the Company's suspension of operations on March 31, 1997, there were no other assets except for a deposit in the amount of $56,500.

     As a result of the above, total assets at September 30, 1997 were $56,500 as compared to $67,475 at June 30, 1997, a decrease of 16%.

     Current liabilities increased from $4,531,026 at June 30, 1997 to $5,118,579 at September 30, 1997, an increase of 13%. This increase was due to an increase in the accrued expenses of $512,276.

     As a result of the above, the deficit in total stockholders' equity increased from $4,463,551 at June 30, 1997 to $5,062,079 at September 30, 1997.

     Also during the three months ended September 30, 1997, the number of shares of Series "C" Convertible Preferred Stock outstanding decreased from 395,500 at June 30, 1997 to 65,000 at September 30, 1997. This was due to the conversion of 335,500 shares of Series C Preferred Stock into an aggregate of 9,944,181 shares of common stock.

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

     Subsequent to the Company suspending the conversion of the Series "C" Preferred Stock, a shareholder group filed a lawsuit against the Company in the United States District Court in New York. The action seeks to compel the
Company to resume conversion of the Class "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500. In August 1997, the Company reached a settlement with the plaintiffs in this matter and agreed to honor the shareholders conversions of their Series "C" Convertible Preferred Stock.

     In December 1996, a second action was filed by a shareholder group in the Superior Court of the State of California in Los Angeles County related to the suspension of the conversion feature of the Series "C" Preferred Stock. The action seeks to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $2,367,500, plus interest and punitive damages. In August 1997, the Company reached a settlement with all but two of the plaintiffs in this matter and agreed to honor the shareholders conversions of their Series "C" Convertible Preferred Stock.

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

     In August and September of 1997, the Company issued an aggregate of 9,944,181 shares of common stock to certain holders of the Series "C" Convertible Preferred Stock pursuant to conversion notices delivered by the shareholders. As a result of these conversions, an aggregate of 335,500 shares of Series "C" Convertible Preferred stock were converted.

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

            None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)         EXHIBITS

            Exhibit  27     Financial  Data  Schedule

(b)         REPORTS  ON  FORM  8-K

            None.

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