Form 10QSB
period 1997-12-31
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C.  20549


                                       FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31,  1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  _______________  to  ____________.


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
                                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                         OUTSTANDING AT DECEMBER 31, 1997

Common stock, $0.001 par value                                      47,216,393

                            STARTRONIX  INTERNATIONAL  INC

                                       INDEX


                                                                       PAGE NO.


PART  I     Financial  Information


            Condensed  consolidated  balance  sheets  at
            December 31,  1997  (unaudited) and June 30, 1996             3


            Condensed  consolidated  statements  of  loss
            (unaudited) - three and six month  periods  ended
            December 31,  1997  and  1996                                 4


            Condensed  consolidated  statements  of  cash  flow
            (unaudited)  - six month periods ended December 31,
            1997 and 1996                                                 5


            Notes to condensed consolidated financial statements          6


            Management's  discussion  and  analysis of financial
            conditions and results of operations                          8

PART  II     Other  Information


             Item 1     Legal Proceedings                                 9


             Item 2     Changes in Securities                             9


             Item 3     Defaults Upon Senior Securities                   9


             Item 4     Submission of Matters to a Vote of
                        Security Holders                                  9


             Item 5     Other Information                                 9


             Item 6     Exhibits and Reports on Form 8-K                  9

                            PART  I  -  FINANCIAL  INFORMATION
                      STARTRONIX  INTERNATIONAL  INC.  AND  SUBSIDIARIES
                           CONDENSED  CONSOLIDATED  BALANCE  SHEETS





                                                                 December 31
                                                                       , 1997   June 30, 1997*
                                                              -------------  ----------------
                                                                (Unaudited)
                           ASSETS

Current Assets

  Cash                                                           $          0   $        10,975
                                                                 -------------  ----------------
    Total Current Assets                                                    0            10,975
Deposit                                                                56,500            56,500
                                                                 -------------   ---------------
Total Assets                                                     $     56,500   $        67,475
                                                                 =============  ================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Accounts Payable - trade                                       $  2,081,281   $     2,032,234
  Due to Related Parties                                              719,719           659,719
  Due to Officers and Directors                                       277,058           277,058
  Accrued Expenses, Including Interest                              1,781,505         1,162,015
  Related Party Notes Payable                                         400,000           400,000
                                                                  -------------  ----------------
    Total Current Liabilities                                       5,259,563         4,531,026
Commitments and Contingencies
Stockholders' Equity (Deficit)
  Preferred Stock, $.01 Par value, 10,000,000 authorized:
    Series "C" Convertible Preferred Stock, $.01 Par value
    395,500 and 65,000 shares issued and outstanding at
    June 30, 1997 and December 31, 1997                                   650             3,955
  Common Stock, $.001 Par value, 50,000,000 shares authorized;
    38,517,298 and 47,216,393 shares issued and
    outstanding at June 30, 1997 and December 31, 1997                 47,216            38,517
  Additional Paid In Capital                                       23,504,319        23,512,713
  Accumulated Deficit                                             (28,755,248)      (28,018,736)
                                                                 -------------    ----------------
    Total Stockholders' Equity (Deficit)                           (5,203,063)       (4,463,551)
                                                                  -------------   ---------------

Total Liabilities and Shareholders' Equity (Deficit)             $     56,500   $        67,475
                                                                 ==============  ================
 Condensed from audited financial statements


     The accompanying notes are an integral part of these condensed financial statements.

                           STARTRONIX  INTERNATIONAL  INC.  AND  SUBSIDIARIES
                             CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS







                                                 Three Months Ended               Six Months Ended
                                                   December 31,                     December 31,
                                               --------------------               ------------------

                                                              1997                1996          1997          1996
                                               --------------------  ------------------  ------------  ------------
                                                    (Unaudited)         (Unaudited)   (Unaudited)      (Unaudited)


Sales                                          $                 0   $         641,198   $         0   $ 1,344,539
Cost of Sales                                                    0             132,066             0       715,367
                                               --------------------  ------------------  ------------  ------------
  Gross Profit                                                   0             509,132             0       629,172


Operating Expenses
  Professional Services and Consulting                      33,770             462,732       109,047       700,392
  Financial Marketing Services                                   0              55,110             0     1,192,160
  Distributor Commission and fees                                0             350,573             0       518,992
  Start Up and Development costs                                 0              16,526             0       371,404
  Advertising                                                    0             230,422             0       363,122
  Salary Expenses                                                0             767,423         4,914     1,219,402
  Depreciation and Amortization                                  0              82,330             0       109,267
  Other Selling, General, and Administrative                96,714             201,818       607,551       799,105
                                              --------------------  ------------------  ------------  ------------
    Total operating expenses                               130,484           2,166,934       721,512     5,273,844

                                              --------------------   ------------------  ------------  ------------
Operating Loss                                            (130,484)         (1,657,802)     (721,512)   (4,644,672)
                                              ---------------------  -------------------  -----------  ------------


Other (income) Expense
  Interest Income                                                0             (32,832)            0       (65,093)
  Interest Expense                                           7,500               8,195        15,000        15,695
  Other Expense                                                  0              61,098             0       109,806
                                               --------------------   ------------------    ----------  ------------
    Total other (income) expense                             7,500              36,461        15,000        60,408


Net Loss                                       $          (137,984)  $      (1,694,263)  $  (736,512)  $(4,705,080)
                                               ====================  ===================  ============  ============

Net Loss Per Share                             $             (0.00)  $           (0.07)  $     (0,02)  $     (0.25)
                                               ====================  ===================  ============  ============

Weighted Average Shares Outstanding                     47,446,463          22,703,485    43,376,087    19,026,474
                                               ===================   ==================  =============  ============


     The accompanying notes are an integral part of these condensed financial statements.

                              STARTRONIX  INTERNATIONAL  INC.  AND  SUBSIDIARIES
                             CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW





                                              Six Months Ended
                                                December 31,
                                             ------------------

                                                     1997          1996
                                        ------------------  ------------
                                         (Unaudited)         (Unaudited)




Cash used in operating activities       $          (7,975)  $(3,946,718)


Cash used in investing activities                       0      (987,482)


Cash provided by financing activities              (3,000)    4,963,579
                                         ------------------  ------------

  Net increase (decrease) in cash                 (10,975)       29,379
  Cash, beginning of period                        10,975         2,355
                                          ----------------    ------------

  Cash, end of period                   $               0   $    31,734
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

     Because of the Company's inability to secure adequate resources March 1997, the Company ceased its normal operating activity and focused its efforts on the search for equity financing.

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

THREE  MONTH  PERIOD  ENDING  DECEMBER  31,  1997  AND  1996

     Sales for the three month period ended December 31, 1997 were zero, as compared to $641,198 for the three month period ended December 31, 1996, due to the suspension of operations by management of the Company effective March 31, 1997.

     During the three month period ended December 31, 1997, the Company incurred operating expenses of $130,484, resulting in an operating loss of $130,484, compared with operating expenses and loss of $2,166,934 and $1,657,802, respectively, for the three months ended December 31, 1996. This represents a decrease of 94% with respect to operating expenses and 92% with respect to operating losses. The operating expenses for the current period include other selling, general and administrative expenses of $96,714, which consists primarily of general overhead expenses during the Company's suspension of operations and search for additional capital.

As a result of the above, the Company incurred a net loss of $137,984 for the three month period ended December 31, 1997 as compared to $1,694,263 for the three month period ended December 31, 1996, a decrease of over 92%.

SIX  MONTH  PERIOD  ENDING  DECEMBER  31,  1997

     Sales for the six month period ended December 31, 1997 were zero, as compared to $1,344,539 for the six month period ended December 31, 1996, due to the suspension of operations by management of the Company effective March 31, 1997.

     During the six month period ended December 31, 1997, the Company incurred operating expenses of $721,512, resulting in an operating loss of $721,512, compared with operating expenses and loss of $5,273,844 and $4,644,672, respectively, for the six months ended December 31, 1996. This represents a decrease of over 86% with respect to operating expenses. The operating expenses for the current period include other selling, general and administrative expenses of $607,551, which consists primarily of general overhead expenses during the Company's suspension of operations and search for additional capital.

As a result of the above, the Company incurred a net loss of $736,512 for the six month period ended December 31, 1997 as compared to $4,705,080 for the six month period ended December 31, 1996, a decrease of over 84%.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  DECEMBER  31,  1997

     During the six months ended December 31, 1997, and as described more fully above, the Company's net loss was equal to $736,512. Of this, $7,975 was cash used in operating activities. As a result of the above, the Company's cash position was zero at the end of the period, decreased from $10,975 at the beginning of the period.

     Cash at December 31, 1997 was zero, as compared to $10,975 at June 30, 1997. As a result of the Company's suspension of operations on March 31, 1997, there were no other assets except for a deposit in the amount of $56,500.

     As a result of the above, total assets at December 31, 1997 were $56,500 as compared to $67,475 at June 30, 1997, a decrease of 16%.

     Current liabilities increased from $4,531,026 at June 30, 1997 to $5,259,563 at December 31, 1997, an increase of 16%. This increase was due primarily to an increase in the accrued expenses, of $619,490.

     As a result of the above, the deficit in total stockholders' equity increased from $4,463,551 at June 30, 1997 to $5,203,063 at December 31, 1997.

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

ITEM  2     CHANGES  IN  SECURITIES

     In October 1997, an aggregate of 3,000,000 shares of common stock previously issued to Joseph D'Avanzo as a "pool" of shares to settle a lawsuit with certain Series "C" Convertible Preferred Stock holders were retired.

     In October 1997, the Company issued an aggregate of 1,754,914 shares of common stock to certain holders of the Series "C" Convertible Preferred Stock pursuant to conversion notices delivered by the shareholders during the previous quarter.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

            None.

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

Dated:  August  2,  2000                      STARTRONIX  INTERNATIONAL  INC.


                                             /s/  Greg  Gilbert
                                              ______________________________

                                              By:  Greg  Gilbert

                                              Its:  President


Dated:  August  2, 2000                       /s/   Robert  Hart

                                              ______________________________

                                              By:  Robert  Hart

                                             Its:  Chief  Financial  Officer