Form 10QSB
period 1998-03-31
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C.  20549


                                       FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  transition  period  from  _______________  to  ______________.


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
                                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                             OUTSTANDING AT MARCH 31, 1998
-----                                             -----------------------------

Common stock, $0.001 par value                                      47,216,393
------------------------------                                      ----------

                            STARTRONIX  INTERNATIONAL  INC

                                       INDEX


                                                                       PAGE NO.


PART  I     Financial  Information


            Condensed  consolidated  balance  sheets  at
            March  31,  1998  (unaudited) and June 30, 1997               3


            Condensed  consolidated  statements  of  loss
            (unaudited) - three and nine month  periods  ended
            March  31,  1998  and  1997                                   4


            Condensed  consolidated  statements  of  cash  flow
            (unaudited)  - nine month periods ended March 31,
            1998 and 1997                                                 5


            Notes to condensed consolidated financial statements          6


            Management's  discussion  and  analysis of financial
            conditions and results of operations                          8

PART  II     Other  Information


             Item 1     Legal Proceedings                                 9


             Item 2     Changes in Securities                             9


             Item 3     Defaults Upon Senior Securities                   9


             Item 4     Submission of Matters to a Vote of
                        Security Holders                                  9


             Item 5     Other Information                                 9


             Item 6     Exhibits and Reports on Form 8-K                  9

                            PART  I  -  FINANCIAL  INFORMATION
                    STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                         CONDENSED  CONSOLIDATED  BALANCE  SHEETS






                                                                 March 31,1998    June 30, 1997*
                                                                 ---------------  ----------------
                                                                  (Unaudited)


ASSETS

Current Assets
  Cash                                                           $            0   $        10,975
                                                                 ---------------  ----------------

    Total Current Assets                                                      0            10,975

  Deposit                                                                56,500            56,500
                                                                 ---------------  ----------------
Total Assets                                                     $       56,500   $        67,475
                                                                 ===============  ================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts Payable - trade                                       $    2,089,338   $     2,032,234
                                                                 ---------------  ----------------
  Due to Related Parties                                                719,719           659,719
                                                                 ---------------  ----------------
  Due to Officers and Directors                                         277,058           277,058
                                                                 ---------------  ----------------
  Accrued Expenses, Including Interest                                1,789,005         1,162,015
                                                                 ---------------  ----------------
  Notes Payable                                                         400,000           400,000
                                                                 ---------------  ----------------
    Total Current Liabilities                                         5,275,120         4,531,026
                                                                 ---------------  ----------------
Commitments and Contingencies
Stockholders' Equity (Deficit):
    Preferred Stock, $.01 Par value, 10,000,000 authorized:
       Series "C" Convertible Preferred Stock, $.01 Par value
       395,500 and 65,000 shares issued and outstanding at
       June 30, 1997 and March 31, 1998                                     650             3,955
                                                                 ---------------  ----------------

  Common Stock, $.001 Par value, 50,000,000 shares authorized;
       38,517,298 and 47,216,393 shares issued and
    outstanding at June 30, 1997 and March 31, 1998                      47,216            38,517
  Additional Paid In Capital                                         23,504,319        23,512,713
  Accumulated Deficit                                               (28,770,805)      (28,018,736)
                                                                ---------------    ----------------
    Total Stockholders' Equity (Deficit)                             (5,218,620)       (4,463,551)
                                                                 ---------------  ----------------
Total Liabilities and Shareholder's Equity (Deficit)             $       56,500   $        67,475
                                                                 ==============    ===============

*  Condensed  from  audited  financial  statements
     The accompanying notes are an integral part of these condensed financial statements.

                         STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                             CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS






                                            Three Months Ended                           Nine Months Ended
                                                 March 31,                                   March 31,
                                           --------------------                         -----------------

                                                    1998                 1997             1998           1997
                                           --------------------  -------------------  ------------  -------------

                                              (Unaudited)             (Unaudited)       (Unaudited)   (Unaudited)
                                           --------------------  -------------------  ------------  -------------



Sales                                         $               0   $          502,233   $         0   $  1,846,772

Cost of Sales                                                 0              260,715             0        976,082
                                             --------------------  -------------------  ------------  -------------
  Gross Profit                                                0              241,518             0        870,690


Operating Expenses:


  Professional Services and Consulting                    8,057              403,594       117,104      1,103,986
  Financial Marketing Services                                0              100,000             0      1,292,160
  Distributor Commission and Fees                             0              150,000             0        668,992
  Start Up and Development Costs                              0              215,000             0        586,404
  Advertising                                                 0              250,000             0        613,122
  Salary Expenses                                             0              809,262         4,914      2,028,664
  Write Down of Impaired Assets                               0            4,579,761             0      4,579,761
  Depreciation and Amortization                               0               64,425             0        173,692
  Other Selling, General and Administrative                   0              197,255       607,551        996,360
                                              -------------------   -------------------  -----------  ------------
    Total Operating Expenses                              8,057            6,769,297       729,569     12,043,141
                                              --------------------  -------------------  ------------  -------------



Operating Loss                                           (8,057)          (6,527,779)     (729,569)   (11,172,451)
                                               ------------------   -------------------  ------------ -------------
Other (income) Expense:


  Interest Income                                             0              (31,560)            0        (96,653)
  Interest Expense                                        7,500                7,500        22,500         23,195
  Loss on Investments                                         0            2,066,250             0      2,066,250
  Other Expense                                               0                    0             0        109,806
    Total Other (income) Expense                          7,500            2,042,190        22,500      2,102,598
                                              --------------------  -------------------  ------------  -------------

Net Loss                                      $         (15,557)  $       (8,569,969)  $  (752,069)  $(13,275,049)
                                              ====================  =================== ============ ===============

Net Loss Per Share                            $           (0.00)  $            (0.32)  $     (0.02)  $      (0.60)
                                              ====================  ===================  ============  =============


Weighted Average Shares Outstanding                  47,216,393           27,054,712    44,637,501     21,988,074
                                               ====================  =================== ============= =============




     The accompanying notes are an integral part of these condensed financial statements.

                               STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                             CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW





                                                 Nine Months Ended
                                                    March 31,
                                                -------------------

                                                1998          1997
                                        -------------------  ------------
                                             (Unaudited)      (Unaudited)


Cash used in operating activities       $           (7,975)  $(5,367,664)
                                         -------------------  ------------
Cash used in investing activities                        0      (959,287)

Cash provided by financing activities               (3,000)    6,359,739
                                        -------------------  ------------

  Net increase (decrease) in cash                  (10,975)       32,788
  Cash, beginning of period                         10,975         2,355
                                         ------------------  ------------
  Cash, end of period                   $                0   $    35,143
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

     StarTronix International utilizes network marketing to sell its products. The Company solicits individuals to be independent distributors to sell the StarScreen and to solicit other individuals to become distributors. To become a distributor, an individual must purchase a "Starter Kit" which contains marketing material that describes the products available and explains the distributor's compensation package. Distributors do not earn commission on sales of starter kits; however, they do earn commission on sales of the products. Additionally, they earn commission when any of their downstream distributors sells products.

     Because of the Company's inability to secure adequate resources March 1997, the Company suspended its normal operating activity and focused its efforts on the search for equity financing. The Company is in the process of reviving operations and expects to be fully operational in fiscal 2000.

2.  GOING  CONCERN
    --------------

     The Company began sales of its primary product, the StarScreen in January 1997; however, because of higher than expected upfront costs, the Company found itself with insufficient financing to continue as a going concern. In March 1997, the Company was unable to meet its commitment to purchase StarScreen inventory and forfeited the deposits it had placed with its manufacturer, Golden Source Electronics Ltd., which is recorded as a loss in the accompanying financial statements. Also in March 1997, the Company negotiated settlements with some of its vendors, laid-off its employees, wrote-off all its assets, abandoned its lease and suspended all operations except for the search for additional financing. The Company recorded a loss in fiscal 1997, made up of the following components:


                                                                 June  30,  1997
                                                                 ---------------

             Abandoned Property and Equipment                     $   1,118,001

             Subordinated Debenture Receivable Settlement               788,560

             Write-off of Starter Kit and Other Inventory               962,044

             Lost Deposit on StarScreen Inventory                     1,607,570

             Write-off of Prepaid Production Costs                      300,000

             Write-off of Other Current Assets                          610,416
                                                                   ------------
             Loss on the Write Downs and Write-offs                 $ 5,386,591
                                                                  =============


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

3.  SALES
    -----

     The Company's sales are derived primarily from two categories: "Starter Kits" and products. The primary product is the StarScreen; other products include nutritional and body products. "Starter Kits" are the marketing material and informational package provided to individuals who have agreed to become distributors. The StarScreen is a telephone and Internet access portal. Gross sales for the 9 months ended March 31, 1997 and 1998 are made up of the following:


                                         9 Months Ended
                                           March 31,
                                 ----------------------------
                                       1998          1997
                                       ----          ----

      Starter Kit Sales          $       0          $ 1,304,850

      StarScreen Sales                   0              502,233

      Other                              0               39,689
                                ----------          ------------
             Total Sales          $      0          $ 1,846,772
                                ==========          ============

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

THREE  MONTH  PERIOD  ENDING  MARCH  31,  1998  AND  1997

     Sales for the three month period ended March 31, 1998 were zero, as compared to $502,233 for the three month period ended March 31, 1997, due to the suspension of operations by management of the Company effective March 31, 1997.

     During the three month period ended March 31, 1998, the Company incurred operating expenses of $8,057, resulting in an operating loss of $8,057, compared with operating expenses and loss of $6,769,297 and $6,527,779, respectively, for the three months ended March 31, 1997. This represents a decrease of over 99% in both instances. The operating expenses for the current period include professional services and consulting expenses of $8,057.

As a result of the above, the Company incurred a net loss of $15,557 for the three month period ended March 31, 1998 as compared to $8,569,969 for the three month period ended March 31, 1997, a decrease of over 99%.

NINE  MONTH  PERIOD  ENDING  MARCH  31,  1998

     Sales for the nine month period ended March 31, 1998 were zero, as compared to $1,846,772 for the nine month period ended March 31, 1997, due to the suspension of operations by management of the Company effective March 31, 1997.

     During the nine month period ended March 31, 1998, the Company incurred operating expenses of $729,569, resulting in an operating loss of $729,569, compared with operating expenses and loss of $12,043,141 and $11,172,451, respectively, for the nine months ended March 31, 1997. This represents a decrease of over 93% in both instances. The operating expenses for the current period include other selling, general and administrative expenses of $607,551, which consists primarily of general overhead expenses during the Company's suspension of operations and search for additional capital.

As a result of the above, the Company incurred a net loss of $752,069 for the nine month period ended March 31, 1998 as compared to $13,275,049 for the nine month period ended March 31, 1997, a decrease of over 94%.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  MARCH  31,  1998

     During the nine months ended March 31, 1998, and as described more fully above, the Company's net loss from operating activities was equal to $752,069. Of this net loss from operating activities, $7,975 was cash used in operating activities. As a result of the above, the Company's cash position was zero at the end of the period, decreased from $10,975 at the beginning of the period.

     Cash at March 31, 1998 was zero, as compared to $10,975 at June 30, 1997. As a result of the Company's suspension of operations on March 31, 1997, there were no other assets except for a deposit in the amount of $56,500.

     As a result of the above, total assets at March 31, 1998 were $56,500 as compared to $67,475 at June 30, 1997, a decrease of 16%.

     Current liabilities increased from $4,531,026 at June 30, 1997 to $5,275,120 at March 31, 1998, an increase of 16%. This increase was due to an increase in the accrued expenses, including general and administrative expenses of $607,551.

     As a result of the above, the deficit in total stockholders' equity increased from $4,463,551 at June 30, 1997 to $5,218,620 at March 31, 1998.

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

            None.

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