Form 10QSB
period 1998-09-30
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C.  20549


                                       FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30, 1998


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


CLASS                                         OUTSTANDING AT SEPTEMBER 30, 1998
-----                                          -----------------------------

Common stock, $0.001 par value                                      47,216,393
------------------------------                                      ----------

                            STARTRONIX  INTERNATIONAL  INC

                                       INDEX


                                                                       PAGE NO.


PART  I     Financial  Information


            Condensed  consolidated  balance  sheets  at
            September 30, 1998  (unaudited) and June 30, 1998             3


            Condensed  consolidated  statements  of  loss
            (unaudited) - three and nine month  periods  ended
            September 30, 1998  and  1997                                 4


            Condensed  consolidated  statements  of  cash  flow
            (unaudited)  - nine month periods ended September 30,
            1998 and 1997                                                 5


            Notes to condensed consolidated financial statements          6


            Management's  discussion  and  analysis of financial
            conditions and results of operations                          8

PART  II     Other  Information


             Item 1     Legal Proceedings                                 9


             Item 2     Changes in Securities                             9


             Item 3     Defaults Upon Senior Securities                   9


             Item 4     Submission of Matters to a Vote of
                        Security Holders                                  9


             Item 5     Other Information                                 9


             Item 6     Exhibits and Reports on Form 8-K                  9

                             PART  I  -  FINANCIAL  INFORMATION
                     STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                        CONDENSED  CONSOLIDATED  BALANCE  SHEETS





                                                                 September 30,
                                                                         1998     June 30, 1998*
                                                                 ---------------  ----------------
                                                                   (Unaudited)

                    ASSETS

Deposits                                                         $       56,500   $        56,500
                                                                 --------------   ----------------

Total Assets                                                     $       56,500   $        56,500
                                                                 ==============   ================



                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable - trade                                       $    2,091,161   $     2,091,161
  Due to Related Parties                                                719,719           719,719
  Due to Officers and Directors                                         277,058           277,058
  Accrued Expenses, Including Interest                                1,849,824         1,822,926
  Related Party Notes Payable                                           400,000           400,000
                                                                 ---------------   ---------------

    Total Current Liabilities                                         5,337,762         5,310,864
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Preferred Stock, $.01 Par value, 10,000,000 authorized:
    Series "C" Convertible Preferred Stock, $.01 Par value
     65,000 shares issued and outstanding at
    June 30, 1998 and September 30, 1998                                    650               650
Common Stock, $.001 Par value, 50,000,000 shares authorized;
    47,216,393 shares issued and outstanding at
    June 30, 1998 and September 30, 1998                                 47,216            47,216
  Additional Paid In Capital                                         23,504,319        23,504,319
  Accumulated Deficit                                               (28,833,447)      (28,806,549)
                                                                    ------------   ---------------
    Total Stockholders' Equity (Deficit)                             (5,281,262)       (5,254,364)
                                                                   -------------   ---------------

Total Liabilities and Shareholder's Equity (Deficit)             $       56,500   $        56,500
                                                                 ===============  ================

* Condensed from audited financial statements


     The accompanying notes are an integral part of these condensed financial statements.

                          STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                           CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS





                                                    Three Months Ended
                                                       September 30,
                                                   --------------------

                                                    1998            1997
                                              --------------       ------------
                                                (Unaudited)        (Unaudited)




Sales                                         $                 0   $         0
                                              --------------------  ------------

Operating Expenses:
  Professional Services and Consulting                          0        75,277
  Salary Expenses                                               0         4,914
  Other Selling, General and Administrative                19,398       510,837
                                               -------------------   ------------
    Total Operating Expenses                               19,398       591,028
                                               -------------------   ------------

Operating Loss                                            (19,398)     (591,028)
                                               --------------------   -----------



Other (income) Expense:

  Interest Expense                                          7,500         7,500
                                                -------------------  ------------
    Total Other (income) Expense                            7,500         7,500

Net Loss                                      $           (26,898)  $  (598,528)
                                              ===================== =============

Net Loss Per Share                            $             (0.00)  $     (0.02)
                                              =====================  ============

Weighted Average Shares Outstanding                    47,216,393    39,305,711
                                               ====================  ============

     The accompanying notes are an integral part of these condensed financial statements.

                         STARTRONIX INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW





                                               Three Months Ended
                                                 September 30,
                                            --------------------

                                                        1998      1997
                                        --------------------  ---------
                                            (Unaudited)       (Unaudited)


Cash used in operating activities       $                  0  $(10,975)

Cash used in investing activities                          0         0

Cash provided by financing activities                      0         0
                                         --------------------  ---------



  Net increase (decrease) in cash                          0   (10,975)

  Cash, beginning of period                                0    10,975
                                         --------------------  ---------



  Cash, end of period                   $                  0  $      0
                                       =====================  ==========



     The accompanying notes are an integral part of these condensed financial statements.

                         STARTRONIX INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Because of the Company's inability to secure adequate resources March 1997, the Company suspended its normal operating activity and focused its efforts on the search for equity financing. The Company is in the process of reviving its operations and expects to be fully operational in fiscal 2000.

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

                          STARTRONIX  INTERNATIONAL,  INC.
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                         AND  RESULTS  OF  OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

THREE  MONTH  PERIOD  ENDING  SEPTEMBER  30,  1998  AND  1997

     Sales for the three month periods ended September 30, 1998 and September 30, 1997, were zero due to the suspension of operations by management of the Company effective March 31, 1997.

     During the three month period ended September 30, 1998, the Company incurred operating expenses of $19,398, resulting in an operating loss of $19,398, compared with operating expenses and loss of $591,028 and $591,028, respectively, for the three months ended September 30, 1997. This represents a decrease of 97% in both instances. The operating expenses for the current period consist entirely of other selling, general and administrative expenses which consists primarily of general overhead expenses during the Company's suspension of operations and search for additional capital.

As a result of the above, the Company incurred a net loss of $26,898 for the three month period ended September 30, 1998 as compared to $598,528 for the three month period ended September 30, 1997, a decrease of 96%.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  SEPTEMBER  30,  1998

     During the three months ended September 30, 1998, and as described more fully above, the Company's net loss from operating activities was equal to $19,398. The Company's cash position was zero at both the beginning and the end of the period.

     Cash at September 30, 1998 was zero, and zero at June 30, 1998. As a result of the Company's suspension of operations on March 31, 1997, there were no other assets except for a deposit in the amount of $56,500.

     As a result of the above, total assets at September 30, 1998 were $56,500 as compared to $56,500 at June 30, 1998.

     Current liabilities increased from $5,310,864 at June 30, 1998 to $5,337,762 at September 30, 1998, an increase of 1%.

     As a result of the above, the deficit in total stockholders' equity increased from $5,254,364 at June 30, 1998 to $5,281,262 at September 30, 1998.

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

Dated:  August  2,  2000                    STARTRONIX  INTERNATIONAL,  INC.

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