Form 10QSB
period 1998-12-31
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C.  20549


                                       FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31, 1998


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


CLASS                                          OUTSTANDING AT DECEMBER 31, 1998

Common stock, $0.001 par value                                      47,216,393

                            STARTRONIX  INTERNATIONAL  INC

                                       INDEX


                                                                       PAGE NO.


PART  I     Financial  Information


            Condensed  consolidated  balance  sheets  at
            December 31, 1998(unaudited) and June 30, 1998                3


            Condensed  consolidated  statements  of  loss
            (unaudited) - three and six month  periods  ended
            December  31,  1998  and  1997                                4


            Condensed  consolidated  statements  of  cash  flow
            (unaudited)  - six month periods ended December 31,
            1998 and 1997                                                 5


            Notes to condensed consolidated financial statements          6


            Management's  discussion  and  analysis of financial
            conditions and results of operations                          8

PART  II     Other  Information


             Item 1     Legal Proceedings                                 10


             Item 2     Changes in Securities                             10


             Item 3     Defaults Upon Senior Securities                   10


             Item 4     Submission of Matters to a Vote of
                        Security Holders                                  10


             Item 5     Other Information                                 10


             Item 6     Exhibits and Reports on Form 8-K                  9

                          PART  I  -  FINANCIAL  INFORMATION
                    STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                        CONDENSED  CONSOLIDATED  BALANCE  SHEETS






                                                                 December 31,
                                                                          1998   June 30, 1998*
                                                              --------------  ----------------
                                                                (Unaudited)

                              ASSETS


Deposit                                                          $      56,500   $        56,500
                                                                --------------  ----------------


Total Assets                                                     $      56,500   $        56,500
                                                                 =============   ================


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
  Accounts Payable - trade                                       $   2,091,161   $     2,091,161
  Due to Related Parties                                               719,719           719,719
  Due to Officers and Directors                                        277,058           277,058
  Accrued Expenses                                                   1,857,635         1,822,926
  Related Party Notes Payable                                          400,000           400,000
                                                                 --------------  ----------------
    Total Current Liabilities                                        5,345,573         5,310,864
Commitments and Contingencies
Stockholders' Equity (Deficit)
  Preferred Stock, $.01 Par value, 10,000,000 authorized:
    Series "C" Convertible Preferred Stock, $.01 Par value
     65,000 shares issued and outstanding at
    June 30, 1998 and December 31, 1998                                    650               650
  Common Stock, $.001 Par value, 50,000,000 shares authorized;
    47,216,393 shares issued and outstanding at
    June 30, 1998 and December 31, 1998                                 47,216            47,216
  Additional Paid In Capital                                        23,504,319        23,504,319
  Accumulated Deficit                                              (28,841,258)      (28,806,549)
                                                                 -------------    ----------------
    Total Stockholders' Equity (Deficit)                            (5,289,073)       (5,254,364)
                                                                 --------------  ----------------

Total Liabilities and Shareholder's Equity (Deficit)             $      56,500   $        56,500
                                                                  ============== ================

* Condensed from audited financial statements

  The accompanying notes are an integral part of these condensed financial statements.

                             STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                               CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS





                                                 3 months ended                  6 months ended
                                                 December 31,   December 31,      December 31,    December 31,
                                                         1998            1997            1998          1997
                                              ----------------  --------------    -------------  -------------
                                                   (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)



Sales                                         $             0   $           0   $           0   $         0
                                              ----------------  --------------  --------------  ------------

Operating Expenses:

  Professional Services and Consulting                      0          33,770               0       109,047

  Other Selling, General and Administrative               311          96,714          19,709       612,465
                                               ----------------  --------------  --------------  ------------
    Total Operating Expenses                              311         130,484          19,709       721,512

                                               ----------------  --------------- --------------  ------------
Operating Loss                                           (311)       (130,484)        (19,709)     (721,512)
                                               ---------------- --------------  --------------  ------------

Other (income) Expense:
  Interest Expense                                      7,500           7,500          15,000        15,000
                                              ----------------  --------------  --------------  ------------
    Total Other (income) Expense                        7,500           7,500          15,000        15,000

                                              ----------------  --------------  --------------  ------------

Net Loss                                      $        (7,811)  $    (137,984)  $     (34,709)  $  (736,512)
                                              ================  ===============  =============  ============

Net Loss Per Share                            $         (0.00)  $       (0.00)  $       (0.00)  $     (0.02)
                                              ================  =============   ==============  =============

Weighted Average Shares Outstanding                47,216,393      47,446,463      47,216,393    43,376,087
                                              ================  ==============  ==============  ============

     The accompanying notes are an integral part of these condensed financial statements.

                              STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                             CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW



                                                                                                  Six Months Ended
                                                                                                    December 31,
                                                                                                ------------------

                                                                                                         1998      1997
                                                                                           ------------------  ---------
                                                                                             (Unaudited)      (Unaudited)


Cash used in operating activities                                                          $                0  $ (7,975)

Cash used in investing activities                                                                           0         0

Cash used in financing activities                                                                           0    (3,000)
                                                                                            -----------------  -----------

  Net increase (decrease) in cash                                                                           0   (10,975)

  Cash, beginning of period                                                                                 0    10,975
                                                                                            ------------------  ---------


  Cash, end of period                                                                      $                0  $      0
                                                                                           ==================  ==========



Supplemental Information: No amounts were paid for interest or taxes during the periods.


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

2.  GOING  CONCERN
    --------------

     The Company began sales of its primary product, the StarScreen,in January 1997; however, because of higher than expected upfront costs, the Company found itself with insufficient financing to continue as a going concern. In March 1997, the Company was unable to meet its commitment to purchase StarScreen inventory and forfeited the deposits it had placed with its manufacturer, Golden Source Electronics Ltd., which is recorded as a loss in the accompanying financial statements. Also in March 1997, the Company negotiated settlements with some of its vendors, laid-off its employees, wrote-off all its assets, abandoned its lease and suspended all operations except for the search for additional financing.

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

     Additionally, the Company has developed a business plan and is currently talking with various vendors, manufacturers, and fulfillment houses to provide services to manufacture, supply, and fulfill orders for an upgraded StarScreen. FCC approval for the upgrades is in process. The management of StarTronix.com has begun to develop market awareness for the re-launch of the improved StarScreen and expects to begin enlisting independent distributors by October 2000. The Chairman and President are meeting with various existing and potential investors and expect sufficient commitments so that the Company may continue as a going concern. Additionally, management has rejected certain offers with the belief that the deals they are currently negotiating will better fit the Company's business plan. However, the Company has minimal capital resources presently available to meet obligations that are normally required by similar companies, and with which to carry out its planned activities. And, the Company does not have "firm" commitments for financing. These factors raise doubt about the Company's ability to continue as a going concern. While management believes actions currently being taken to obtain financing provide the opportunity for the Company to continue as a going concern, there is no assurance that the Company will be successful in doing so.

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

THREE  MONTH  PERIOD  ENDING  DECEMBER  31,  1998  AND  1997

     Sales for the three month period ended December 31, 1998 were zero, as compared to zero for the three month period ended December 31, 1997, due to the suspension of operations by management of the Company effective March 31, 1997.

     During the three month period ended December 31, 1998, the Company incurred operating expenses of $311 resulting in an operating loss of $311, compared with $130,484 and $130,484, respectively, for the three months ended December 31, 1997. This represents a decrease of 99% in both instances.

As a result of the above, the Company incurred a net loss of $7,811 for the three month period ended December 31, 1998 as compared to $137,984 for the three month period ended December 31, 1997, a decrease of 94%.

SIX  MONTH  PERIOD  ENDING  DECEMBER  31,  1998

     Sales for the six month period ended December 31, 1998 were zero, as compared to zero for the six month period ended December 31, 1997, due to the suspension of operations by management of the Company effective March 31, 1997.

     During the six month period ended December 31, 1998, the Company incurred operating expenses of $19,709, resulting in an operating loss of $19,709, compared with $721,512 and $721,512, respectively, for the six months ended December 31, 1997. This represents a decrease of 97% in both instances.

As a result of the above, the Company incurred a net loss of $34,709 for the six month period ended December 31, 1998 as compared to $736,512 for the six month period ended December 31, 1997, a decrease of 95%.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  DECEMBER  31,  1998

     During the six months ended December 31, 1998, and as described more fully above, the Company's net loss was equal to $34,709.

     Cash at December 31, 1998 was zero, as it was at June 30, 1998. As a result of the Company's suspension of operations on March 31, 1997, there were no other assets except for a deposit in the amount of $56,500.

     As a result of the above, total assets at December 31, 1997 were $56,500 as compared to $56,500 at June 30, 1998.

     Current liabilities increased from $5,310,864 at June 30, 1998 to $5,345,573 at December 31, 1998, an increase of 1%.

     As a result of the above, the deficit in total stockholders' equity increased from $5,254,364 at June 30, 1998 to $5,289,073 at December 31, 1998.

                        PART  II  -  OTHER  INFORMATION

ITEM  1     LEGAL  PROCEEDINGS

     Subsequent to the Company suspending the conversion of the Series "C" Preferred Stock, a shareholder group filed an action against the Company in the United States District Court in New York. The shareholders sought to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500.

     In December 1996, a second shareholder group filed an action against the Company in the United States District Court in California. The shareholders sought to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $2,367,500, plus interest and punitive damages.

     In August 1997, the Company reached a settlement with all but two of the Series "C" shareholders wherein the Company honored the holders' conversions. In August 1999 and May 2000 a settlement was reached with the final two shareholders who converted their Series "C" Preferred Stock into 1,250,000 and 2,000,000 shares of common stock, respectively.

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

Dated:  August  2,  2000                    STARTRONIX  INTERNATIONAL  INC



                                            /s/  Greg  Gilbert
                                            _______________________________

                                            By:  Greg  Gilbert

                                            Its:  President



Dated:  August  2, 2000                     /s/ Robert  Hart

                                            ______________________________

                                            By:  Robert  Hart