Form 10QSB
period 1999-03-31
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C.  20549


                                       FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31,  1999


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
                                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                         OUTSTANDING AT MARCH 31, 1997

Common stock, $0.001 par value                                      38,988,785

                            STARTRONIX  INTERNATIONAL  INC

                                       INDEX


                                                                       PAGE NO.


PART  I     Financial  Information


            Condensed  consolidated  balance  sheets  at
            March 31,  1999  (unaudited) and June 30, 1998                3


            Condensed  consolidated  statements  of  loss
            (unaudited) - three and nine month  periods  ended
            March 31,  1999  and  1998                                    4


            Condensed  consolidated  statements  of  cash  flow
            (unaudited)  - nine month periods ended March 31,
            1999 and 1998                                                 5


            Notes to condensed consolidated financial statements          6


            Management's  discussion  and  analysis of financial
            conditions and results of operations                          8

PART  II     Other  Information


             Item 1     Legal Proceedings                                 10


             Item 2     Changes in Securities                             10


             Item 3     Defaults Upon Senior Securities                   10


             Item 4     Submission of Matters to a Vote of
                        Security Holders                                  10


             Item 5     Other Information                                 10


             Item 6     Exhibits and Reports on Form 8-K                  10

                            PART  I  -  FINANCIAL  INFORMATION
                     STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                        CONDENSED  CONSOLIDATED  BALANCE  SHEETS




                                                                 March 31,1999    June 30, 1998*
                                                                 ---------------  ----------------
                                                                     (Unaudited)
                            ASSETS


Deposit                                                          $       56,500   $        56,500
                                                                 ---------------  ----------------

Total Assets                                                     $       56,500   $        56,500
                                                                 ===============  =================



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable - trade                                       $    2,091,161   $     2,091,161
  Due to Related Parties                                                719,719           719,719
  Due to Officers and Directors                                               0           277,058
  Accrued Expenses, Including Interest                                1,865,135         1,822,926
  Related Party Notes Payable                                           400,000           400,000
                                                                 ---------------  ----------------
    Total Current Liabilities                                         5,076,015         5,310,864
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Preferred Stock, $.01 Par value, 10,000,000 authorized:
    Series "C" Convertible Preferred Stock, $.01 Par value
     65,000 shares issued and outstanding at
    June 30, 1998 and March 31, 1999                                        650               650
  Preferred Stock, $.01 Par value, 9,250,00 authorized:
    Series "D" Convertible Preferred Stock, $.01 Par value
     9,000,001 shares issued and outstanding at March 31, 1999           90,000                 0
  Common Stock, $.001 Par value, 50,000,000 shares authorized;
    47,216,393 and 38,988,785 shares issued and outstanding
    at June 30, 1998 and March 31, 1999                                  38,988            47,216
  Additional Paid In Capital                                         23,504,319        23,504,319
  Accumulated Deficit                                               (28,653,472)      (28,806,549)
                                                                    ------------  ----------------
    Total Stockholders' Equity (Deficit)                             (5,019,515)       (5,254,364)
                                                                   ---------------  ----------------

Total Liabilities and Shareholder's Equity (Deficit)             $       56,500   $        56,500
                                                                 ===============  ==================


* Condensed from audited financial statements

     The accompanying notes are an integral part of these condensed financial statements.

                            STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                              CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS





                                                                Three Months Ended    Nine Months Ended
                                                                   March 31,             March 31,
                                                              --------------------  -------------------

                                                                    1999                 1998          1999          1998
                                                     --------------------  -------------------  ------------  ------------
                                                         (Unaudited)            (Unaudited)       (Unaudited)   (Unaudited)


Sales                                                $                 0   $                0   $         0   $         0
                                                     --------------------  -------------------  ------------  ------------

Operating Expenses:
  Professional Services and Consulting                                 0                8,057             0       117,104
  Salary Expenses                                                      0                    0             0         4,914
  Other Selling, General and Administrative                       81,772                    0       101,481       607,551
                                                     --------------------  -------------------  ------------  ------------
    Total Operating Expenses                                      81,772                8,057       101,481       729,569

                                                      --------------------  -------------------  ------------  ------------
Operating Loss                                                   (81,772)              (8,057)     (101,481)     (729,569)
                                                      --------------------  -------------------  ------------  ------------


Other (income) Expense:
  Interest Expense                                                 7,500                7,500        22,500        22,500
  Gain on Settlement Due to Officers and Directors              (277,058)                   0      (277,058)            0
                                                      -------------------  ------------------  -------------  -----------
    Total Other (income) Expense                                (269,558)               7,500      (254,558)       22,500
                                                      --------------------  -------------------  ------------  ------------



Net (Income) Loss                                    $           187,786   $          (15,557)  $   153,077   $  (752,069)
                                                     =====================  ==================  =============  ===========

Net (Income) Loss Per Share                          $              0.00   $             0.00   $      0.00   $     (0.02)
                                                     =====================  ==================  =============  ===========

Weighted Average Shares Outstanding                           46,485,050           47,216,393    46,976,141    44,637,501
                                                     =====================   ==================  ============  ===========

     The accompanying notes are an integral part of these condensed financial statements.

                            STARTRONIX INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW






                                              Nine Months Ended
                                                   March 31,
                                               -------------------

                                                      1999       1998
                                        -------------------  ------------
                                           (Unaudited)        (Unaudited)




Cash used in operating activities       $            8,228   $ (7,975)

Cash used in investing activities                        0          0

Cash provided by financing activities               (8,228)    (3,000)
                                         -------------------  ---------


  Net increase (decrease) in cash                        0    (10,975)

  Cash, beginning of period                              0     10,975
                                          -------------------  ---------


  Cash, end of period                   $                0   $      0
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

                     STARTRONIX  INTERNATIONAL,  INC.
     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
                     AND  RESULTS  OF  OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. During the quarter ended March 31, 1999, the Company began to revive operations which were suspended in March 31, 1997.

THREE  MONTH  PERIOD  ENDING  MARCH  31,  1999  AND  1998

     Sales for the three month period ended March 31, 1999 were zero, as compared to zero for the three month period ended March 31, 1998, due to the suspension of operations by management of the Company effective March 31, 1997.

     During the three month period ended March 31, 1999, the Company incurred operating expenses of $81,772, resulting in an operating loss of $81,772, compared with $8,057 and $8,057, respectively, for the three months ended March 31, 1998. This represents a ten fold increase in both instances.

     During the three month period ended March 31, 1999, the Company had other income of $269,558. There was a gain on settlement due to officers and directors of $277,058, which represents a waiver of past due salary and expenses due to some of the officers of the Company, including $144,000 to the current President, Greg Gilbert.

     As a result of the above, the Company had net income of $187,786 for the three month period ended March 31, 1999 as compared to a net loss of $15,557 for the three month period ended March 31, 1998.

NINE  MONTH  PERIOD  ENDING  MARCH  31,  1999  AND  1998

     Sales for the nine month periods ended March 31, 1999 and 1998 were zero due to the suspension of operations by management of the Company effective March 31, 1997.

     During the nine month period ended March 31, 1999, the Company incurred operating expenses of $101,481, resulting in an operating loss of $101,481, compared with $729,569 and $729,569, respectively, for the nine months ended March 31, 1998. This represents a decrease of over 87% in both instances. The operating expenses for the current period include other selling, general and administrative expenses of $101,481, which consists primarily of general overhead expenses as the Company begins to revive operations.

     During the nine month period ended March 31, 1999, the Company had other income of $254,558, primarily due to a $277,058 gain which represents a waiver of past due salary and expenses due to some of the officers of the Company, including $144,000 to the current President, Greg Gilbert. The gain was offset by interest expense of $22,500.

As a result of the above, the Company had net income of $153,077 for the nine month period ended March 31, 1999 as compared to a net loss of $752,069 for the nine month period ended March 31, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  MARCH  31,  1999

     During the nine months ended March 31, 1998, and as described more fully above, the Company's net income was equal to $153,077. The Company's cash position was zero at both the beginning and end of the period.

     Cash at March 31, 1999 and June 30, 1998 was zero. As a result of the Company's suspension of operations on March 31, 1997, there were no other assets except for a deposit in the amount of $56,500.

     As a result of the above, total assets at March 31, 1999 were $56,500 and the same at June 30, 1998.

     Current liabilities decreased from $5,310,864 at June 30, 1998 to $5,076,015 at March 31, 1999, an decrease of 4% due primarily to the waiver of past due salary and expenses due to some of the officers of the Company, including $144,000 to the current President, Greg Gilbert.

     As a result of the above, the deficit in total stockholders' equity decreased from $5,254,364 at June 30, 1998 to $5,019,515 at March 31, 1999.

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

ITEM  2     CHANGES  IN  SECURITIES

     In March 1999, an aggregate of 8,227,608 shares of common stock, which were previously issued as a "pool" for the settlement of the lawsuit with the holders of the Company's Series "C" Convertible Preferred Stock, were retired.

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

Dated:  August  2,  2000                   STARTRONIX  INTERNATIONAL,  INC.


                                           /s/  Greg  Gilbert
                                           ______________________________
                                           By:  Greg  Gilbert

                                           Its:  President


Dated:  August  2, 2000                    /s/ Robert  Hart

                                           __________________________

                                           By:  Robert  Hart