Form 10QSB
period 1999-09-30
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C.  20549


                                       FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER 30, 1999


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
                                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                          OUTSTANDING AT SEPTEMBER 30, 1999

Common stock, $0.001 par value                                      23,449,580

                            STARTRONIX  INTERNATIONAL  INC

                                       INDEX


                                                                       PAGE NO.


PART  I     Financial  Information


            Condensed  consolidated  balance  sheets  at
            September 30, 1999(unaudited) and June 30, 1999               3


            Condensed  consolidated  statements  of  loss
            (unaudited) - three  month  periods  ended
            September  30,  1999  and  1998                               4


            Condensed  consolidated  statements  of  cash  flow
            (unaudited)  - three month periods ended September 30,
            1999 and 1998                                                 5


            Notes to condensed consolidated financial statements          6


            Management's  discussion  and  analysis of financial
            conditions and results of operations                          8

PART  II     Other  Information


             Item 1     Legal Proceedings                                 9


             Item 2     Changes in Securities                             9


             Item 3     Defaults Upon Senior Securities                   9


             Item 4     Submission of Matters to a Vote of
                        Security Holders                                  9


             Item 5     Other Information                                 9


             Item 6     Exhibits and Reports on Form 8-K                  9

                        PART  I  -  FINANCIAL  INFORMATION
                 STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                       CONDENSED  CONSOLIDATED  BALANCE  SHEETS





                                                              September 30
                                                                     , 1999   June 30, 1999*
                                                              --------------  ----------------
                                                               (Unaudited)
                      ASSETS

Current Assets:
  Cash                                                        $      53,857   $             0
  Stock Subscription Receivable                                      12,750                 0
  Due from Related Party                                              9,446                 0
  Prepaid Expense                                                   460,687                 0
                                                              -------------    --------------
    Total Current Assets                                            536,740                 0


  Deposit                                                            56,500            56,500
                                                              -------------    ---------------

Total Assets                                                  $     593,240   $        56,500
                                                              ==============  ================



                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable - trade                                    $     727,143   $     2,091,161
  Due to related parties                                             29,108            29,108
  Accrued Expenses, including Interest                            1,831,192         2,689,429
  Related Party Notes payable                                       400,000           400,000
                                                               ------------    --------------
    Total current liabilities                                     2,987,443         5,209,698


Stockholders' Equity:
  Preferred stock, $.01 par value, 10,000,000 authorized:               500               650
    Series "C" Convertible Preferred Stock, $.01 par value,
    65,000 and 50,000 shares issued and outstanding at
    June 30, 1999 and September 30, 1999
  Common stock, $.001 par value, 50,000,000 shares                   23,449            19,949
    authorized; 19,949,580 and 23,449,580 shares issued and
    outstanding at June 30, 1999 and September 30, 1999
  Additional paid-in capital                                     25,301,119        24,303,969
  Accumulated Deficit                                           (27,719,271)      (29,477,766)
                                                             ---------------  ----------------
    Total stockholders' Equity (Deficit)                         (2,394,203)       (5,153,198)
                                                             ---------------  ----------------


Total Liabilities and Shareholders' Equity (Deficit)          $     593,240   $        56,500
                                                              ==============  ================
*Condensed from audited financial statements

     The accompanying notes are an integral part of these condensed financial statements

     STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
     CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS





                                                     Three Months Ended
                                                       September 30,
                                                     --------------------

                                                             1999          1998
                                              --------------------  ------------
                                               (Unaudited)          (Unaudited)

Sales                                         $                 0   $         0


Operating Expenses:
  Professional Services and Consulting                     65,560             0
  Development Costs                                       220,125             0
  Other Selling, General and Administrative               100,887        19,398
                                               ------------------   -----------
    Total operating expenses                              386,572        19,398

                                                -----------------    ----------
Operating Loss                                           (386,582)      (19,398)
                                                ------------------   -----------


Other (income) Expense:
  Interest Expense                                          7,500         7,500
  Gain on Sale of Subsidiary                           (2,151,067)            0
                                                 -----------------  ------------
    Total other (income) expense                       (2,143,567)        7,500

                                              --------------------  ------------
Net Income (Loss)                             $         1,756,995   $   (26,898)
                                              ====================  ============


Net Income (Loss) Per Share                   $              0.08   $     (0.00)
                                              ====================  ============

Weighted Average Shares Outstanding                    21,090,884    47,216,393
                                              ===================    ===========




     The  accompanying  notes  are  an  integral  part  of  these  statements.

     STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
     CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOW





                                             Three Months Ended
                                               September 30,
                                            --------------------

                                                       1999    1998
                                        --------------------  ------------
                                        (Unaudited)            (Unaudited)


Cash Used in Operating Activities       $           (96,143)  $         0


Cash Used in Investing Activities                         0             0


Cash Provided by Financing Activities               150,000             0
                                        --------------------   ------------


  Net Increase (Decrease) in Cash                    53,857             0
  Cash, Beginning of Period                               0             0
                                        --------------------  -------------



  Cash, End of Period                   $            53,857   $         0
                                        ====================  =============



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

     Because of the Company's inability to secure adequate resources March 1997, the Company suspended its normal operating activity and focused its efforts on the search for equity financing. The Company is in the process of reviving operations and expects to be fully operational during fiscal 2000.

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

THREE  MONTH  PERIOD  ENDING  SEPTEMBER  30,  1999  AND  1998

     Sales for the three month periods ended September 30, 1999 and 1998, were zero due to the suspension of operations by management of the Company effective March 31, 1997.

     During the three month period ended September 30, 1999, the Company incurred operating expenses of $386,572, resulting in an operating loss of $386,582, compared with operating expenses and loss of $19,398 and $19,398, respectively, for the three months ended September 30, 1998. This represents a 20 fold increase in both instances. The operating expenses for the current period include professional services and consulting equal to $65,560, development costs equal to $220,125, and other selling general and administrative expenses equal to $100,887. Professional services and consulting consists of legal and accounting fees. Developments costs include over $200,000 to a related party for the design and development of the Company's primary product, the StarScreen. The operating expenses also include a reserve equal to $100,000 for the receipt of a note payable in conjunction with the sale of the Company's subsidiary, StarTronix, Inc.

     During the three month period ended September 30, 1999, the Company sold its subsidiary, StarTronix, Inc., for consideration equal to a $100,000 promissory note and the assumption of the subsidiaries debt. This transaction resulted in a gain on sale of subsidiary equal to $2,151,067. The $100,000 promissory note was fully reserved, as noted above.

As a result of the above, the Company had net income equal to $1,756,995 for the three month period ended September 30, 1999 as compared to a net loss equal to $26,898 for the three month period ended September 30, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  SEPTEMBER  30,  1999

     During the three months ended September 30, 1999, and as described more fully above, the Company's cash used in operating activities was $96,143. Cash at the beginning of the was zero, cash provided by financing activities was equal to $150,000 as a result of the sale of common stock, and thus the cash at the end of the period was $53,857.

     The Company's total assets at September 30, 1999 was $593,240, as compared to $56,500 at June 30, 1999. The assets consist of cash equal to $53,857, a stock restriction receivable equal to $12,750, amounts due from a related party equal to $9,446, and prepaid expense of $460,687. The prepaid expense relates to consulting services due from a related party.

     Current liabilities decreased from $5,209,698 at June 30, 1999 to $2,987,443 at September 30, 1999, a decrease of 43%. The decrease is the result of the assumption of the liabilities of StarTronix, Inc. by the purchaser thereof, and the elimination of an accrued expense due to a related party who was satisfied from the personal assets of a member of the Company's management.

     As a result of the above, the deficit in total stockholders' equity decreased from $5,153,198 at June 30, 1999 to $2,394,203 at September 30, 1999.

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

     In addition to the above, the Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. In 1996, the Company was unable to continue the implementation of its business plan due to inadequate capital resources, and ceased all operations until 1999. The Company currently has the following material outstanding legal matters, all of which arose during the aforementioned period:

1. Jack Dignan v. StarTronix International Inc., et al. A judgment was entered against the Company in June 1998 in an amount, including interest through September 1999 of over $76,000. The Company is in negotiations to settle the matter for an unknown amount.

2. Marketing Direct v. StarTronix International Inc. A judgment was entered against the Company in November 1997 in an amount, including interest through August 1999 of over $95,000. The Company is in negotiations to settle the matter for an unknown amount.

3. Canon Financial Services, Inc. v. StarTronix International Inc. A judgment was entered against the Company in 1998 in an amount, including interest through February 2000 of over $26,000. The Company is in negotiations to settle the matter for an unknown amount.

4. Kimco Services, Inc. v. StarTronix International Inc., et al. A judgment was entered against the Company in November 1997 in an amount, including interest through February 2000 of over $54,000. The Company is in negotiations to settle the matter for an unknown amount.

5. FNF Capital, Inc. The Company has been notified of two claims against it, one for approximately $5,630 and the other for approximately $51,900, arising out of unpaid business leases from 1996. The Company is in negotiations to settle the matter for an unknown amount.

The Company is currently negotiating a settlement in each of the above referenced matters.

ITEM  2     CHANGES  IN  SECURITIES

     In August 1999, the Company issued an aggregate of 1,250,000 shares of common stock to the last Series "C" Convertible Preferred Stock holder upon conversion of his Series "C" Convertible Preferred Stock and in furtherance of a settlement of the dispute between the shareholder and the Company.

     In August 1999, the Company issued an aggregate of 150,000 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to one accredited investor who purchased the shares for $150,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In August 1999, the Company issued an aggregate of 2,100,000 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to one accredited investor who received the shares pursuant to a Consulting Agreement. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

            None.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

            Not  Applicable

ITEM  5     OTHER  INFORMATION

            None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)         EXHIBITS

10.9 Settlement Agreement and General Mutual Release between the Company and Shalom Liebenthal dated August 6, 1999.
10.10 Stock Purchase Agreement between the Company and Zog Investments, Ltd. dated August 6, 1999.
10.11 Reorganization and Stock Purchase Agreement between the Company and RunTec Inc. dated September 20, 1999.
10.12        Employment  Agreement  between  the  Company  and  Greg  Gilbert.
10.13        Employment  Agreement  between  the  Company  and  Lloyd  Adams.

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