Form 10QSB
period 1999-12-31
STARTRONIX INTERNATIONAL INC
filed 2000-08-03
CIK 761895

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C.  20549


                                       FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER 31, 1999


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
                                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                          OUTSTANDING AT DECEMBER 31, 1999

Common stock, $0.001 par value                                      24,707,272

                            STARTRONIX  INTERNATIONAL  INC

                                       INDEX


                                                                       PAGE NO.


PART  I     Financial  Information


            Condensed  consolidated  balance  sheets  at
            December 31, 1999(unaudited) and June 30, 1999                3


            Condensed  consolidated  statements  of  loss
            (unaudited) - three and six month  periods  ended
            December  31,  1999  and  1998                                4


            Condensed  consolidated  statements  of  cash  flow
            (unaudited)  - six month periods ended December 31,
            1999 and 1998                                                 5


            Notes to condensed consolidated financial statements          6


            Management's  discussion  and  analysis of financial
            conditions and results of operations                          8

PART  II     Other  Information


             Item 1     Legal Proceedings                                 10


             Item 2     Changes in Securities                             10


             Item 3     Defaults Upon Senior Securities                   10


             Item 4     Submission of Matters to a Vote of
                        Security Holders                                  11


             Item 5     Other Information                                 11


             Item 6     Exhibits and Reports on Form 8-K                  11

                      STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                          CONDENSED  CONSOLIDATED  BALANCE  SHEETS





                                                              December 31,
                                                                     1999   June 30, 1999*
                                                              (unaudited)
                                                            --------------  ---------------

                        ASSETS


Current Assets:
  Prepaid Expenses                                            $     272,120   $             0
  Due from Related Parties                                           20,205                 0
                                                              --------------  ----------------
    Total Current Assets                                            292,325                 0


Property and Equipment, Net                                           4,912                 0
                                                              --------------  ----------------

Other Assets:
  Deposit                                                            56,500            56,500
                                                              --------------  ----------------


Total Assets                                                  $     353,737   $        56,500
                                                               =============  ================



                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



Current Liabilities
  Accounts Payable - trade                                    $     409,353   $     2,091,161
  Due to Related Parties                                             29,000            29,108
  Accrued Expenses, including Interest and Contingencies          1,702,442         2,689,429
  Related Parties Notes payable                                           0           400,000
                                                               --------------  ----------------
    Total Current Liabilities                                     2,140,795         5,209,698

Commitments and Contingencies
Stockholders' Equity
  Preferred Stock, $.01 par value, 10,000,000 authorized:               500               650
    Series "C" Convertible Preferred Stock, $.01 par value,
    65,000 and 50,000 shares issued and outstanding at
    June 30, 1999 and December 31, 1999
  Common stock, $.001 par value, 50,000,000 shares                   24,707            19,949
    authorized; 19,949,580 and 24,707,272 shares issued and
    outstanding at June 30, 1999 and December 31, 1999
  Additional Paid in capital                                     26,530,361        24,303,969
  Accumulated Deficit                                           (28,342,626)      (29,477,766)
                                                               -------------    --------------
    Total Stockholders' Equity (deficit)                         (1,787,058)       (5,153,198)
                                                               --------------   --------------

Total Liabilities and Shareholders' Equity                    $     353,737   $        56,500
                                                              ==============  ================
* Condensed from audited financial statements

     The accompanying notes are an integral part of these condensed financial statements.

                             STARTRONIX  INTERNATIONAL  INC  AND  SUBSIDIARIES
                               CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS





                                                         3 months ended                  6 months ended
                                                     ---------------------          -----------------------
                                                        December 31,   December 31,   December 31,    December 31,
                                                               1999            1998            1999          1998
                                                    ----------------  --------------  --------------  ------------
                                                       (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)


Sales                                               $             0   $           0   $           0   $         0
                                                    ----------------  --------------  --------------  ------------



Operating Expenses:
  Professional Services and Consulting                       37,000               0         102,560             0
  Development Costs                                         235,450               0         455,575             0
  Other Selling, General and Administrative                  14,034             311         114,921        19,709
                                                     --------------   --------------   -------------  ------------
    Total operating expenses                                286,484             311         673,056        19,709

                                                     ----------------  --------------  --------------  ------------
Operating Loss                                             (286,484)           (311)       (673,056)      (19,709)
                                                      ----------------  --------------  --------------  ------------

Other (income) Expense:

  Interest Expense                                            6,250           7,500          13,750        15,000
  Gain on Sale of Subsidiary                                      0               0      (2,151,067)            0
                                                    ----------------  --------------  --------------  ------------
    Total other (income) expense                              6,250           7,500      (2,137,317)       15,000


Income (Loss) Before Extraordinary Items:                  (292,734)         (7,811)      1,464,261       (34,709)

  Extraordinary Loss on Settlement of Debt                  329,121               0         329,121             0
                                                    ----------------  --------------  --------------  ------------


Net Income (Loss)                                   $      (621,855)  $      (7,811)  $   1,135,140   $   (34,709)
                                                    ================  ==============  =============   ============


Basic and Diluted Earnings Per Share:
  Net Income (Loss) Before Extraordinary Items      $         (0.01)  $       (0.00)  $        0.07          0.00
  Extraordinary (Gain) Loss on Settlement of Debt             (0.02)           0.00           (0.02)         0.00
                                                    ----------------  --------------  --------------  ------------
  Net Income (Loss)                                 $         (0.03)  $       (0.00)  $        0.05   $     (0.00)
                                                     ===============  ==============  ==============  ============


Weighted Average Shares Outstanding                      23,648,200      47,216,393      22,369,542    47,216,393
                                                    ================  ==============  ==============  ============

    The accompanying notes are an integral part of these condensed financial statements.

                        STARTRONIX INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW





                                             Six Months Ended
                                                December 31,
                                        ------------------

                                                     1999    1998
                                        ------------------  ------------
                                        (Unaudited)         (Unaudited)



Cash Used in Operating Activities       $        (190,088)  $        0

Cash Used in Investing Activities                  (4,912)           0

Cash Provided by Financing Activities             195,000            0
                                        ------------------  --------------


  Net Increase (Decrease) in Cash                       0            0

  Cash, Beginning of Period                             0            0
                                        ------------------  --------------



  Cash, End of Period                   $               0   $        0
                                        ==================  ================


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

     Because of the Company's inability to secure adequate resources March 1997, the Company suspended its normal operating activity and focused its efforts on the search for equity financing. (See note 2.) The Company is in the process of reviving operations and expects to be fully operational during fiscal 2000.

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

4.  EXTRAORDINARY  ITEMS
    --------------------

     The extraordinary loss of $329,121, net of income taxes, results from the Company's arrangement to settle amounts payable to Phoenix Environmental Group and amounts due for legal fees. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization.


                                 6 months ended
                                December 31, 1999
                                -----------------



                                   DEBT          SETTLEMENT         GAIN (LOSS)
                                   --------------------------------------------

Legal Fees                        $    319,521     $   196,500       $  123,021

Related Party Notes Payable,
Including Interest                     531,250         983,500         (452,250)

Phoenix Environmental Group-
Trade Payable                              108               0              108
                                   ---------------  -----------    -------------
                                  $    850,879      $1,180,000       $ (329,121)
                                  ================  ===========    =============

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

THREE  MONTH  PERIOD  ENDING  DECEMBER  31,  1999  AND  1998

     Sales for the three month period ended December 31, 1999 were zero, as compared to zero for the three month period ended December 31, 1998, as the Company is in the early stages of resuming its operations.

     During the three month period ended December 31, 1999, the Company incurred operating expenses equal to $286,484 as compared to $311 for the three month period ended December 31, 1998, a 921-fold increase. The operating expenses for the current period include professional services and consulting equal to $37,000, development costs equal to $235,450, and other selling general and administrative expenses equal to $14,034. Professional services and consulting consists of legal and accounting fees. Developments costs include over $200,000 to a related party for the design and development of the Company's primary product, the StarScreen.

As a result of the above, the Company incurred a net loss before extraordinary items of $292,734 for the three month period ended December 31, 1999 as compared to $7,811 for the three month period ended December 31, 1998.

     The Company recorded an extraordinary loss of $329,121 arising out of the settlement of amounts payable to a related party, and amounts due for legal fees.

     The net loss for the three month period ended December 31, 1999 was $621,855 as compared to $7,811 for the three month period ended December 31, 1998, a 80-fold increase.

SIX  MONTH  PERIOD  ENDING  DECEMBER  31,  1999  AND  1998

     Sales for the six month period ended December 31, 1999 were zero, as compared to zero for the six month period ended December 31, 1998, as the Company is in the early stages of resuming its operations.

     During the six month period ended December 31, 1999, the Company incurred operating expenses equal to $673,056 as compared to $19,709 for the six month period ended December 31, 1998, a 34-fold increase. The operating expenses for the current period include professional services and consulting equal to $102,560, development costs equal to $455,575, and other selling general and administrative expenses equal to $114,921, including a $100,000 reserve for a note accepted for the sale of StarTronix, Inc. Professional services and consulting consists of legal and accounting fees. Developments costs include over $400,000 to a related party for the design and development of the Company's primary product, the StarScreen.

During the six month period ended December 31, 1999, the Company sold its subsidiary, StarTronix, Inc., for consideration equal to a $100,000 promissory note and the assumption of the subsidiaries debt. This transaction resulted in a gain on sale of subsidiary equal to $2,151,067. The $100,000 promissory note was fully reserved, as noted above.

     As a result of the above, the Company had net income before extraordinary items of $1,464,261 for the six month period ended December 31, 1999 as compared to a net loss before extraordinary items of $34,709 for the six month period ended December 31, 1998.

     The Company recorded an extraordinary loss of $329,121 arising out of the settlement of amounts payable to a related party, and amounts due for legal fees.

     For the six months ended December 31, 1999, the Company had net income equal to $1,135,140, compared to a net loss of $34,709 for the six months ended December 31, 1998, primarily as a result of the gain from the sale of their subsidiary.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  DECEMBER  31,  1999

     During the six months ended December 31, 1999, cash used in operating activities was equal to $190,088, while cash used in investing activities is equal to $4,912. Cash provided by financing activities was equal to $195,000, as a result of the sale of common stock.

     The Company's total assets at December 31, 1999 was $353,737, as compared to $56,500 at June 30, 1999. The assets consist of amounts due from a related party equal to $20,205, and prepaid expense of $272,120. The prepaid expense relates to consulting services due from a related party.

     Current liabilities decreased from $5,209,698 at June 30, 1999 to $2,140,795 at December 31, 1999, a decrease of 59%. The decrease is the result of the assumption of the liabilities of StarTronix, Inc. by the purchaser thereof, and the elimination of an accrued expense due to a related party who was satisfied from the personal assets of a member of the Company's management.

     As a result of the above, the deficit in total stockholders' equity decreased from $5,153,198 at June 30, 1999 to $1,787,0558 at December 31, 1999.

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

ITEM  2     CHANGES  IN  SECURITIES

     In December 1999, the Company issued an aggregate of 1,000,000 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to three accredited investors in settlement of outstanding debts due to them valued at a total of $820,000. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In December 1999, the Company issued an aggregate of 200,000 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to one accredited investor in exchange for consulting services. The parties entered into an agreement in May 1999, and the agreed upon value for the shares ws $6,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In December 1999, the Company issued an aggregate of 57,692 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to one accredited investor who purchased the shares for $45,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

            None.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

            Not  Applicable

ITEM  5     OTHER  INFORMATION

            None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)         EXHIBITS

            10.14 First Restated Consulting Agreement between the Company and Joseph Bevacqua dated October 15, 1999.
            Exhibit  27     Financial  Data  Schedule

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