Form 10QSB
period 2000-03-31
STARTRONIX INTERNATIONAL INC
filed 2000-08-04
CIK 761895

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C.  20549


                                       FORM  10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH 31,  2000


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
                                                               -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                            OUTSTANDING AT MARCH 31, 2000

Common stock, $0.001 par value                                      25,990,731

                            STARTRONIX  INTERNATIONAL  INC

                                       INDEX


                                                                       PAGE NO.


PART  I     Financial  Information


            Condensed  consolidated  balance  sheets  at
            March 31,  2000  (unaudited) and June 30, 1999                3


            Condensed  consolidated  statements  of  loss
            (unaudited) - three and nine month  periods  ended
            March 31,  2000  and  1999                                    4


            Condensed  consolidated  statements  of  cash  flow
            (unaudited)  - nine month periods ended March 31,
            2000 and 1999                                                 5


            Notes to condensed consolidated financial statements          6


            Management's  discussion  and  analysis of financial
            conditions and results of operations                          8

PART  II     Other  Information


             Item 1     Legal Proceedings                                 10


             Item 2     Changes in Securities                             10


             Item 3     Defaults Upon Senior Securities                   11


             Item 4     Submission of Matters to a Vote of
                        Security Holders                                  11


             Item 5     Other Information                                 11


             Item 6     Exhibits and Reports on Form 8-K                  11

                         PART  I  -  FINANCIAL  INFORMATION
                 STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                        CONDENSED  CONSOLIDATED  BALANCE  SHEETS





                                                                 March 31,2000    June 30, 1999*
                                                                 ---------------  ----------------
                                                                   (Unaudited)
                      ASSETS

Current Assets:
  Cash                                                           $      100,498   $             0
  Inventory                                                             123,837                 0
  Prepaid Expenses                                                       37,941                 0
                                                                  -------------   ----------------
    Total Current Assets                                                262,276                 0

Property, Plant and Equipment, Net                                      244,424                 0
  Other Assets:
  Deposits                                                               24,073            56,500
  Goodwill, Net                                                         298,366                 0
                                                                  -------------   ---------------
    Total Other Assets                                                  322,439            56,500
                                                                  -------------   ---------------

Total Assets                                                     $      829,139   $        56,500
                                                                 ==============   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts Payable - trade                                       $      407,622   $     2,091,161
  Due to Related Parties                                                      0            29,108
  Accrued Expenses, Including Interest                                1,697,124         2,689,429
  Related Parties Notes Payable                                               0           400,000
                                                                 --------------   ----------------
    Total Current Liabilities                                         2,104,746         5,209,698
Commitments and Contingencies
Stockholders' Equity (Deficit):
  Preferred Stock, $.01 Par value, 10,000,000 authorized:
    Series "C" Convertible Preferred Stock, $.01 Par value
     65,000 and 50,000 shares issued and outstanding at
    June 30, 1999 and March 31, 2000                                        500               650
  Common Stock, $.001 Par value, 50,000,000 shares authorized;
    19,949,580 and 25,628,617 shares issued and outstanding
    at June 30, 1999 and March 31, 2000                                  25,628            19,949
  Additional Paid In Capital                                         27,754,472        24,303,969
  Accumulated Deficit                                               (29,056,207)      (29,477,766)
                                                                  --------------   ---------------
    Total Stockholders' Equity (Deficit)                             (1,275,607)       (5,153,198)
                                                                 ---------------  ----------------


Total Liabilities and Shareholder's Equity (Deficit              $      829,139   $        56,500
                                                                 ==============   ================

* Condensed from audited financial statements

     The accompanying notes are an integral part of these condensed financial statements.

                       STARTRONIX  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                         CONDENSED  CONSOLIDATED  STATEMENTS  OF  LOSS





                                                                  Three Months Ended    Nine Months Ended
                                                                    March 31,             March 31,
                                                              --------------------  -------------------
                                                                    2000                 1999          2000          1999
                                                     --------------------  -------------------  ------------  ------------
                                                        (Unaudited)              (Unaudited       (Unaudited)   (Unaudited)



Sales                                                $                 0   $                0   $         0   $         0
                                                     --------------------  -------------------  ------------  ------------


Operating Expenses:
  Professional Services and Consulting                           192,731                    0       295,291             0
  Development Costs                                              369,397                    0       824,972             0
  Salary Expenses                                                 33,500                    0        33,500             0
  Depreciation                                                    28,235                    0        28,494             0
  Other Selling, General and Administrative                      108,718               81,772       223,380       101,481
                                                     -------------------- -------------------   -----------  ------------
    Total Operating Expenses                                     732,581               81,772     1,405,637       101,481

                                                     --------------------  -------------------  ------------  ------------
Operating Loss                                                  (732,581)             (81,772)   (1,405,637)     (101,481)
                                                      -------------------  ------------------   ------------   -----------

Other (income) Expense:
  Interest Expense                                                     0                7,500        13,750        22,500
  Gain on Sale of Subsidiary                                           0                    0    (2,151,067)            0
  Gain on Settlement Due to Officers and Directors                     0             (277,058)            0      (277,058)
                                                      ------------------  --------------------  -----------   ------------
    Total Other (income) Expense                                       0             (269,558)   (2,137,317)     (254,558)


Income (Loss) Before Extraordinary Items:                       (732,581)             187,786       731,680       153,077
Extraordinary (Gain) Loss on Settlement of Debt                  (19,000)                   0       310,121             0
                                                      --------------------  -------------------  ------------  ------------


Net Income (Loss)                                    $          (713,581)  $          187,786   $   421,559   $   153,077
                                                      ====================  =================   ===========   ===========

Basic and Diluted Earnings Per Share:
  Net Income (Loss) Before Extraordinary Items       $             (0.03)  $             0.00   $      0.03   $      0.00
  Extraordinary (Gain) Loss on Settlement of Debt                      0                    0         (0.01)            0
                                                     --------------------  -------------------  ------------  ------------
  Net Income (Loss)                                  $             (0.03)  $            (0.00)  $      0.02   $     (0.00)
                                                     ====================  ===================  ===========   =============

Weighted Average Shares Outstanding                           25,157,269           46,485,050    23,292,027    46,976,171
                                                     ===================   ===================   ==========   =============

     The accompanying notes are an integral part of these condensed financial statements.

                      STARTRONIX INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW





                                                     Nine Months Ended
                                                        March 31,
                                                     -------------------

                                                             2000      1999
                                               -------------------  -------------
                                                      (Unaudited)   (Unaudited)




Cash Used in Operating Activities              $         (559,502)  $ 8,228

Cash Used in Investing Activities                         (50,000)        0

Cash (Used) Provided by Financing Activities              710,000    (8,228)
                                                -----------------   --------

  Net Increase (Decrease) in Cash                         100,498         0
  Cash, Beginning of Period                                     0         0
                                               -------------------  --------

  Cash, End of Period                          $          100,498   $     0
                                               ==================  =========


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

3.  ACCRUED  EXPENSES
    -----------------

     The Company has a $1,120,000 reserve for potential losses related to a Series "C" Preferred Stock shareholder. In May 2000 a settlement was reached with the final shareholder to convert the Series "C" Preferred Stock into 2,000,000 shares of common stock, valued at $1,120,000.

4.  EXTRAORDINARY  ITEMS
    --------------------

     The extraordinary loss of $310,121, net of income taxes, results from the Company's arrangement to settle amounts payable to Phoenix Environmental Group, Pacific Horizons and amounts due for legal fees. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization.




                   9 months ended
                    March 31, 2000

                                                  DEBT       SETTLEMENT   GAIN (LOSS)
                                                 ------------------------------------

Legal Fees                                       $   319,521  $    196,500  $ 123,021
Related Party Notes Payable, Including Interest      531,250       983,500   (452,250)
Phoenix Environmental Group - Trade Payable              108             0        108
Pacific Horizons - Related Party                      29,000        10,000     19,000
                                                 --------------------------------------

                                                 $   879,879  $  1,190,000  $(310,121)
                                                 =====================================


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

THREE  MONTH  PERIOD  ENDING  MARCH  31,  2000  AND  1999

     Sales for the three month period ended March 31, 2000 were zero, as compared to zero for the three month period ended March 31, 1999, as the Company is in the early stages of resuming its operations.

     During the three month period ended March 31, 2000, the Company incurred operating expenses equal to $732,581 as compared to $81,772 for the three month period ended March 31, 1999, a nine-fold increase. The operating expenses for the current period include professional services and consulting equal to $192,731, development costs equal to $369,397, salary expenses equal to $33,500, depreciation equal to $28,235, and other selling general and administrative expenses equal to $108,718. Professional services and consulting consists of legal and accounting fees. Development costs include over $300,000 to a related party for the design and development of the Company's primary product, the StarScreen, and consulting fees.

As a result of the above, the Company incurred a net loss before extraordinary items of $732,581 for the three month period ended March 31, 2000 as compared to net income before extraordinary items of $187,786 for the three months ended March 31, 1999.

     After accounting for an extraordinary gain on settlement of debt equal to $19,000, the net loss for the three month period ended March 31, 2000 is $713,581, as compared to net income of $187,786 for the three months ended March 31, 1999.

NINE  MONTH  PERIOD  ENDING  MARCH  31,  2000  AND  1999

     Sales for the nine month periods ended March 31, 2000 and 1999 were zero due to the suspension of operations by management of the Company effective March 31, 1997, as the Company is in the early stages of resuming its operations.

     During the nine month period ended March 31, 2000, the Company incurred operating expenses equal to $1,405,637 as compared to $101,481 for the nine month period ended March 31, 1999, a thirteen-fold increase. The operating expenses for the current period include professional services and consulting equal to $295,291, development costs equal to $824,972, salary expenses equal to $33,500, depreciation equal to $28,494, and other selling general and administrative expenses equal to $223,380 including a $100,000 reserve for a note accepted for the sale of StarTronix, Inc. Professional services and consulting consists of legal and accounting fees. Development costs include over $600,000 to a related party for the design and development of the Company's primary product, the StarScreen, and consulting fees.

During the six month period ended December 31, 1999, the Company sold its subsidiary, StarTronix, Inc., for consideration equal to a $100,000 promissory note and the assumption of the subsidiaries debt. This transaction resulted in a gain on sale of subsidiary equal to $2,151,067. The $100,000 promissory note was fully reserved, as noted above.

     As a result of the above, the Company had net income before extraordinary items of $731,680 for the nine month period ended March 31, 2000 as compared to net income before extraordinary items of $153,077 for the nine months ended March 31, 1999.

     After accounting for an extraordinary loss on settlement of debt equal to $310,121,which results from the Company's arrangement to settle amounts to related parties and amounts due for legal fees, the net income for the nine month period ended March 31, 2000 is $421,559, as compared to net income of $153,077 for the nine months ended March 31, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES  AT  MARCH  31,  2000

     Cash at March 31, 2000 was $100,498 as compared to zero at June 30, 1999. Other assets include inventory of $123,837, represented by equipment acquired in the acquisition of the assets of Lancer International, Inc. Total current assets at March 31, 2000 equal $262,276.

     Property, plant and equipment of $244,424, along with goodwill equal to $298,366, were also recorded as a result of the acquisition of the assets of Lancer. Total assets at March 31, 2000 were $829,139.

     Current liabilities decreased from $5,209,698 at June 30, 1999 to $2,104,746 at March 31, 2000, a decrease of 59%. The decrease is the result of the assumption of the liabilities of StarTronix, Inc. by the purchaser thereof, and the elimination of an accrued expense due to a related party who was satisfied from the personal assets of a member of the Company's management.

     As a result of the above, the deficit in total stockholders' equity decreased from $5,153,198 at June 30, 1999 to $1,275,607 at March 31, 1999.

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

ITEM  2     CHANGES  IN  SECURITIES

     In January 2000, the Company issued an aggregate of 40,000 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to two accredited investors in exchange for consulting services valued at a total of $36,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In February 2000, the Company issued an aggregate of 519,231 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to two accredited investors who purchased the shares for $515,000. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     In February 2000, in connection with the acquisition of the assets of Lancer International, Inc., the Company issued an aggregate of 724,228 shares of common stock, restricted in accordance with Rule 144 promulgated under the Securities Act of 1933, to one accredited investor. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM  3     DEFAULTS  UNDER  SENIOR  SECURITIES

            None.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

            Not  Applicable

ITEM  5     OTHER  INFORMATION

            None.

ITEM  6     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)         EXHIBITS

            10.15 Asset Purchase Agreement between the Company and Lancer International, Inc. dated February 15, 2000.
            Exhibit  27     Financial  Data  Schedule

(b)         REPORTS  ON  FORM  8-K

            None.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

Dated:  August  2,  2000                       STARTRONIX  INTERNATIONAL,  INC.

                                               /s/  Greg  Gilbert
                                               _________________________________

                                              By:  Greg  Gilbert

                                              Its:  President


Dated:  August  2, 2000                       /s/ Robert  Hart

                                              ______________________________

                                              By:  Robert  Hart