Form 10KSB
period 1997-06-30
STARTRONIX INTERNATIONAL INC
filed 2000-08-08
CIK 761895

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

     FOR  THE  FISCAL  YEAR  ENDED  JUNE  30,  1997

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes     No     X.
                                                               -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

     State  issuer's  revenues  for  its most recent fiscal year.     $1,846,772

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $5,586,770, based on the closing price of $0.16 for the common stock on June 30, 1997.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1997, there were 38,517,298 shares of common stock, par value $0.001, issued and outstanding.


                 DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

                     Transitional Small Business Disclosure
                               Format (check one):

                             Yes _____     No __X__
                                                -

                       STARTRONIX  INTERNATIONAL  INC.

                           TABLE  OF  CONTENTS
                           -------------------


                                    PART  I

Item  1          Description  of  Business.

Item  2          Description  of  Property

Item  3          Legal  Proceedings

Item  4          Submission  of  Matters  to  a  Vote  of  Security  Holders.


                                     PART II

Item  5          Market  for  Common  Equity  and  Related  Stockholder Matters.

Item  6          Management's  Discussion  and  Analysis  or Plan or Operations.

Item  7          Financial  Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


                                    PART III

Item  9          Directors,  Executive  Officers, Promoters and Control Persons;
                 Compliance  with  Section 16(a)  of  the  Exchange  Act.

Item  10        Executive  Compensation

Item  11        Security  Ownership of Certain Beneficial Owners and Management.

Item  12        Certain  Relationships  and  Related  Transactions.

Item  13        Exhibits  and  Reports  on  Form  8-K.

                                  PART  I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading "Financial Information-Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend,"
"plan,"  "believe,"  "estimate,"  "consider"  or  similar  expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM  1  -  DESCRIPTION  OF  BUSINESS

OVERVIEW

     On or about March 1997, management of the Company suspended all operations due to a lack of funding. The disclosure contained in this Part I describes the business and operations of the Company assuming it had not been suspended based on management's assumption that the Company will at some point in the future resume operations.

     StarTronix International Inc. is a holding company in the high technology electronic products and on-line service industry that began selling its primary product, the StarScreen, in 1997. The StarScreen is the first screen-phone that integrates a telephone and computer capability to provide home shopping, banking, E-mail and unlimited Internet access and bill paying or shopping by using the debit/credit card reader feature on the StarScreen. StarTronix Inc. is an independent distributor network company marketing on-line services, screen-based phones, software training and telecommunications products to run a home-based business and discount long distance telephone service through its sister company, StarTronix TelCom Inc., using the least cost routing method.

     StarTronix International's business strategy is to develop and market "easy to use", "plug and play" high-technology electronic products and on-line services through the Internet to the home-based business industry. Through its wholly owned subsidiary, StarTronix Inc., it will distribute its Internet screen-phone, STARSCREEN, to its home-based distributors. STARSCREEN is a multi functional screen phone that integrates a telephone with a speaker phone and answering machine, PC, fax/modem, and debit/credit card reader that provides on-line services through the Internet. The Company has also begun marketing its first proprietary product, the STARVOICE PHONE, a voice recognition dialing, state-of-the-art phone with the following features: 40 voice trigger dialing, large LCD directory display, 10 number speed dialing capability, 3 one touch dialing, automatic redial every 4 minutes and an outgoing dialing data log. In addition, StarTronix Inc. provides a range of "How To" training programs for its distributors; instructing them on running a home-based business.

HISTORY

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

     Since its incorporation through December 1994, the Company had limited operations and no operating revenues. Effective April 14, 1994, the Company acquired all of the outstanding stock of StarTronix Inc. ("StarTronix Inc."), formerly SmartCom International, Inc. and StarTronix International Inc., an emerging company in the on-line services business. In April 1994, the Company issued 2,800,000 shares of its common stock in exchange for all the outstanding shares of common stock of StarTronix Inc. StarTronix Inc., an entity formed in January 1994, is a marketing company of new on-line service and screen phone for user friendly access to the Internet. StarTronix Inc. has had limited operations to date and its ability to achieve future profitable operations is dependent on obtaining sufficient funds to initiate its business plans. Concurrently with the issuance of the 2,800,000 shares by StarTronix, certain stockholders of the Company entered into separate agreements with a party related to the former stockholder of StarTronix Inc. Under the terms of these agreements the Company's stockholders sold one-half of their shares of the Company common stock (approximately 1,165,000 shares) to this party. This exchange of stock resulted in voting control of StarTronix transferring to the former stockholder of StarTronix Inc.

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

     In September 1995, the Company took the following actions: changed the state of incorporation from the State of Washington to the State of Delaware, changed the name of the corporation from Gold Express Communications Inc. to StarTronix International Inc., increased the authorized common stock to 50,000,000 shares and created a class of preferred stock in the amount of 10,000,000 shares. During fiscal 1996, the Company initiated two separate preferred stock offerings, with rights, allowing for conversion into common stock to raise $6,000,000. During fiscal 1996, the Company also changed the name of its subsidiary from StarTronix USA Inc. to StarTronix Inc.

SUBSIDIARIES

     EAGLE CLAW MINING COMPANY, INC. The Company is the sole shareholder of Eagle Claw Mining Company, Inc., an Idaho corporation ("Eagle Claw"), which was engaged in preliminary exploration of minerals on properties located in Idaho. All of the Company's operations in these properties was terminated during fiscal year ended June 30, 1988, and the remaining equipment was sold during fiscal year ended June 30, 1990. As part of the StarTronix Inc. acquisition, the ownership of the Vulcan/Gold Dike Property and the subordinated debentures receivable obtained by the Company through the sale of the Copper Flat Property, were to be transferred to Eagle Claw Mining Company, Inc. This transfer did not take place and remains on the books of StarTronix and does not have any impact on the consolidated financial statements. In December 1995, the assets were transferred to Globex-Nevada, Inc. and there are no remaining assets on the books of Eagle Claw Mining Company, Inc. Eagle Claw Mining Company, Inc. was administratively dissolved by the State of Idaho in December 1996.

     STARTRONIX INC. The Company is the sole shareholder of StarTronix Inc., a Delaware corporation which is a marketing company that is concentrating on the development and marketing of home-based services and products, including personal communications and telecommunications products.

     GLOBALTELCOM INC. The Company is the sole shareholder of GlobalTelCom, a Georgia corporation which is a primary provider of long-distance telephone communications and debit card services. GlobalTelCom lost its primary customers during fiscal 1995 and has since had little activity. At the end of the 1996 fiscal year, the company ceased operations, and was dissolved in April 1997.

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

     STARTRONIX MARKETING N.A. INC. The Company formed this new subsidiary, a Canadian company, on June 4, 1996 to market the products and services of StarTronix Inc. in the Canadian marketplace. As of the date of this report, this entity has had little activity.

MANUFACTURING  AND  DISTRIBUTION

     Full scale sales and marketing of the products and services are dependent on the Company's ability to raise funds independent of the Company's assets. Because of the financial problems encountered during 1997, the Company will need to identify and contract with new manufacturers, and new distributors will need to be signed, once operations are revived.

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

     The Company will require certain levels of inventory to be maintained to meet increased growth of the distribution base. This growth will require additional working capital to be generated through additional debt and equity offerings. Additionally, the growth of the number of distributors will provide additional capital through the purchase of the distributor contracts.

INTELLECTUAL  PROPERTY

     StarTronix has no patents, licenses, franchises, or concessions which are considered by the Company to be material. StarTronix Inc. negotiated with Golden Source Electronics Ltd., a Hong Kong based company to manufacture the StarScreen system.

SEASONALITY  AND  GOVERNMENT  CONTRACTS

     The primary business of StarTronix is marketing on-line services and products and is not affected by seasonal changes.

     The  Company  has  no  contracts  with the Federal or any state government.

COMPETITION

     The Company believes that the StarScreen has no competitors at this time, there are many large company's who do sell computers, software, on-line services and connectivity but none that have combined all aspects to run a home-based business. There are several companies such as Oracle, Sony, and Apple that have announced their future version of a Internet Terminal. All of these companies are relying on a TV set top box. These units are not independent and need other appliances such as a TV in order to work. In addition, they do not provide expandability or portability like the StarScreen and are not packaged in a familiar appliance already in the home -- the telephone.

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

EMPLOYEES

     As of June 30, 1997 there are approximately 3 employees in the Company, other than the officers. All of the employees were serving administrative functions during the suspension of operations.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     The Company maintained its corporate offices in Irvine, California. The premises, consisting of approximately 13,273 square feet, are currently leased at a monthly rental of $14,600 for a thirty-six (36) month period which expired in April 1999. Currently the property utilized is meeting the Company requirements, however as the distributor base and sales volume increases, it may require additional space for expansion for our growing products and services.

     Until November 1996, the Company leased office space in Atlanta Georgia for the operations of GlobalTelCom. The lease required a monthly rental of $3,450, and as of November 1996 the Company did not renew the lease.

ITEM  3  -  LEGAL  PROCEEDINGS

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

     On November 7,1996 a suspension of conversion of the Series "C" Convertible Preferred stock was announced to preferred stockholders as a result of irregularities in the trading of StarTronixs' Common Stock which management believes is related to the conversion terms of the Regulation S private placement. A shareholder has brought an action against the Company to compel the conversion of certain class "C" Preferred Stock to Common stock or to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500. The Company has answered and counter claimed denying the allegations of the complaint and asserting counter claims against the plaintiff for misrepresentations and security law violations. As of June 30, 1997, the Company was in settlement negotiations with the shareholder, and the lawsuit was settled in August 1997.

     In December 1996, a second action was filed by a shareholder group in the Superior Court of the State of California in Los Angeles County related to the suspension of the conversion feature of the Series "C" Preferred Stock. The action seeks to compel the Company to resume conversion of the Series "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholders' original investment in the amount of $2,367,500, plus interest and punitive damages. As of June 30, 1997, the Company was in settlement negotiations with the shareholder, and the lawsuit was settled in August 1997.

     In August 1997, the Company settled the lawsuits with all but two of the Series "C" Preferred Stock holders, resulting in the conversion of their shares as originally contemplated. In August 1999 and May 2000, a settlement was reached with the final two holders of Series "C" Preferred Stock, who were issued 1,250,000 and 2,000,000 shares of common stock, respectively.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to the security holders for a vote during the period covered by this report.

                             PART  II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's common stock was traded on NASDAQ National Market until October 22, 1993. Effective on that date, the NASDAQ removed the Company from the National Market System because the Company no longer met the price per share qualifications for such listing. The Company's common Stock is still reported on the NASDAQ Over the Counter Exchange. All available quarterly high and low sales prices of the Company's stock for the two years preceding June 30, 1997 are listed in the table below, as adjusted to reflect a 10 for 1 reverse stock split January 20, 1994.


                                       BID PRICES
        YEAR        PERIOD         HIGH            LOW

        1997     First Quarter     .68            .23
                 Second Quarter    .65            .16
        1996     First Quarter    2.50            .44
                 Second Quarter   2.16           1.09
                 Third Quarter.   1.50            .81
                 Fourth Quarter   1.25            .45
        1995     First Quarter    1.38           1.38
                 Second Quarter   1.31           1.31
                 Third Quarter.   1.50            .84
                 Fourth Quarter   1.10            .53

     NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the Company as of the close of business on June 30, 1997 was approximately 1,000. Many of the shares of the Company's common stock are held in "street name" and consequently reflect numerous additional beneficial owners. In addition, due to the change of transfer agents twice between June 30, 1997 and the date of this report, the Company is estimating the number of shareholders for purposes hereof.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     In 1996, the Company authorized the issuance of 400,000 shares of Series "C" Preferred Stock at $10.00 per share. This was subsequently increased to 650,000 shares. The registered holders of Series "C" Preferred Stock were entitled to a number of privileges and rights including the right to receive cumulative dividends at the annual rate of $0.60 per share payable in common stock, conversion rights according to a predetermined formula, and liquidation rights in the event of a liquidation, dissolution or winding up of the Company. The Company received an aggregate of $6,500,000 in proceeds from the offering, minus offering costs of approximately $1,000,000.

     On November 7, 1996, a suspension of conversion of the Series "C" Convertible Preferred Stock was announced to preferred stockholders as a result of irregularities in the trading of the Company's common stock which management believes is related to the conversion terms of the Regulation S private placement. Numerous shareholders filed a lawsuit against the Company to compel the conversion of certain class "C" Preferred Stock to common stock.

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

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     On or about March 1997, management of the Company suspended all operations due to a lack of adequate funding. Management anticipates that the Company will resume operations in the future, however, the exact time and the extent that operations will be continued is unknown.

RESULTS  OF  OPERATIONS

     During the year ended June 30, 1997, the Company reported revenues of $1,846,772 and a net loss of $15,338,481 compared to revenues of $97,654 and a net loss of $6,021,898 for the year ended June 30, 1996. These sales consist of $1,304,850 (70%) from the sale of "starter kits," and $502,233 (27%) from the sale of the StarScreen.

     During the year ended June 30, 1997, the Company incurred operating expenses of $14,114,496, resulting in an operating loss of $13,243,806, compared with operating expenses and loss of $5,786,920 and $6,021,898, respectively, for the year ended June 30, 1996. This represents an increase of over 120% in both instances. The operating expenses include a write down of impaired assets in the amount of $5,386,591 which reflects a write off of all the Company's assets, and the forfeiture of a deposit with the StarScreen supplier in the amount of $1,607,570 with the third party who was manufacturing the StarScreen product, both of which occurred as a result of the Company's suspension of operations on March 31, 1997. Other operating expenses include professional fees and consulting ($1,785,742), financial marketing services ($1,292,160), salary expense ($2,450,132) and other selling, general and administrative ($1,157,661), all of which were incurred as a result of the Company's increased efforts to manufacture and market its StarScreen product.

     For the year ended June 30, 1997, the Company incurred other expenses (income) equal to $2,094,675, which consisted primarily of a loss on investments related to the write-off of the Company's investment in AmWest Environmental Group, Inc. equal to $2,066,250. This is compared to other expenses (income) of $234,978 for the year ended June 30, 1996, an increase of nearly nine-fold.

As a result of the above, the Company incurred a net loss of $15,338,481, or $0.61 per share, for the year ended June 30, 1997, as compared to $6,021,898, or $0.48 per share, for the year ended June 30, 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the year ended June 30, 1997, the Company reported cash from financing activities equal to $6,359,739, of which $4,827,739 was from the sale of their Series "C" Convertible Preferred Stock, and $1,532,000 was from the sale of common stock. During this same period, the Company used $5,391,832 in its operating activities, along with $959,287 in its investing activities, resulting in a net increase in cash during the period from $2,355 at June 30, 1996 to $10,975 at June 30, 1997.

     For the fiscal year ended June 30, 1996, cash from financing activities was equal to $2,335,982. During this same period, cash used in operating activities was equal to $1,962,606, a decrease of 63% as compared to the year ended June 30, 1997.

     Cash used in investing activities for the year ended June 30, 1997 consisted of an acquisition of fixed assets equal to $915,642 which consists of computers and other equipment, and an investment in a Canadian joint venture equal to $43,645.

     At June 30, 1997, as a result of the suspension of operations by management and the related write-down of all of the Company's assets, the only asset consisted of $10,975 in cash and $56,500 representing a deposit held in connection with a joint venture. This is compared to total assets of $3,595,387 at June 30, 1996.

     At June 30, 1997, total liabilities were equal to $4,531,026 as compared to $1,872,299 at June 30, 1996. This increase was due in part to an increase in accounts payable - trade from $443,292 at June 30, 1996 to $2,032,234 at June 30, 1997, an increase of over 350% arising from the Company's increased manufacturing and sales activities during the applicable period. The Company also reported $659,719 due to related parties, $277,058 due to officers and directors, $1,162,015 in accrued expenses (including $400,000 as a reserve for claims brought as a result of the suspension of operations), and $400,000 in related party notes payable.

     As a result of the above, total stockholders equity went from $1,723,088 at June 30, 1996 to a deficit of ($4,463,551) at June 30, 1997.

     The Company's independent certified public accountants' report on the June 30, 1997 consolidated financial statements contained an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies. To carry out its planned activities, the Company requires additional capital infusion. The success of management's plan for the continuation of the Company as a going concern is dependent upon the Company's ability to raise working capital and successfully market its premier product, the StarScreen.

ITEM  7  -  FINANCIAL  STATEMENTS

The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                               PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the directors and executive officers of the Company as of June 30, 1997, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:



Name                              Age       Positions

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

Gerald  Fitch                    63         Mr.  Fitch  joined  the  Company  in  May  1995  as  COO  and
  Chief Operating Officer                   elected  a  Director in August 1995. Prior to joining
  of  StarTronix  Intl.                     StarTronix,  he  was  Senior  V.P.  and  Chief  Financial
                                            Officer  for  Astech/MCI  during  the  period  from  1992  to
                                            1995  and  was  Chief  Financial  Officer  for  Jermar
                                            Industries  Inc.  from  1984  to  1992.

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




COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, the following officers and directors have been delinquent in their Section 16(a) filing requirements:

Name                         Times  Delinquent
----                         -----------------

Greg  Gilbert                    four
J.  Michael  Sellards            three
Norman  Shink                    three
Gerald  Fitch                    three

ITEM  10  -  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 1995, 1996, and 1997. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Note that all employment contracts were cancelled and all but three employees terminated with the suspension of operations in 1997. Additionally, Greg Gilbert, President, agreed to waive any salary until such time as adequate funding was found to revive operations.


                           SUMMARY COMPENSATION TABLE

                        Annual Compensation                           Long Term Compensation
                        -------------------                        ----------------------------
                                                                      Awards         Payouts
                                                                   ------------- --------------
                                                                      Securities
                                         Other Annual  Restricted     Underlying LTIP         All Other
Name and Principal      Salary   Bonus   Compensation  Stock Awards   Options    Payouts ($)  Compensation
Position        Year     ($)      ($)         ($)          ($)        SARs(#)                     ($)

Greg Gilbert    1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-
(President, CEO)
                1996  $164,650    -0-        -0-           -0-          -0-          -0-          -0-

                1995       -0-    -0-        -0-           -0-          -0-          -0-          -0-

James Valle (2) 1997  $110,000    -0-        -0-           -0-          -0-          -0-          -0-
CFO
                1996       -0-    -0-        -0-           -0-          -0-          -0-          -0-

Gerald Fritch(3)1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-
COO
                1996  $115,000    -0-        -0-        $162,600(7)     -0-          -0-          -0-

                1995   $18,650    -0-        -0-           -0-          -0-          -0-          -0-

Norman M. Shink 1997  $144,000    -0-        -0-           -0-          -0-          -0-          -0-
(4)
                1996   $47,031    -0-        -0-           -0-         100,000       -0-       $16,009 (9)

J. Michael      1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-
Sellars (5)
                1996  $104,500    -0-        -0-           -0-          -0-          -0-      $130,000 (8)

                1995   $15,000    -0-        -0-           -0-          -0-          -0-          -0-

Christopher Reid 1997  $102,000   -0-        -0-           -0-          -0-          -0-          -0-

                1996     -0-      -0-        -0-           -0-          -0-          -0-          -0-


                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           (INDIVIDUAL GRANTS)

                        NUMBER OF SECURITIES     PERCENT OF TOTAL
                        UNDERLYING               OPTIONS/SAR'S GRANTED    EXERCISE OF
                        OPTIONS/SAR'S GRANTED    TO EMPLOYEES IN FISCAL   BASE PRICE
NAME                          (#)                YEAR                     ($/Sh)           EXPIRATION DATE
----------------------------------------------------------------------------------------------------------
N/A                          N/A                     N/A                      N/A              N/A


                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                    AND FY-END OPTION/SAR VALUES                      Value of Unexercised
                                                                                      In-The-Money
                                                            Number of Unexercised     Option/SARs At
                       Shares                               Securities Underlying     FY-End ($)
                       Acquired On        Value             Options/SARs At FY-End    Exercisable/Unexer-
Name                   Exercise (#)       Realized ($)      Exercisable/Unexercisable cisable
----                   -----------       -------------     -------------------------- -------------------

N/A                        N/A             N/A                   N/A                     N/A

     (1) Pursuant to a five year employment agreement, which expires on July 1, 2000, between the Company and Greg Gilbert, Mr. Gilbert is currently entitled to an annual salary of $120,000. The agreement also provides that Mr. Gilbert is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the company's net income exceeds $1,000,000. In addition to salary and bonus, under the terms of his employment agreement the company is required to provide Mr. Gilbert with other benefits including automobile expense allowance, unallocable expense allowance and health and dental insurance coverage. Pursuant to the employment agreement, Mr. Gilbert is required to devote his full productive time to the business of the Company, as reasonably directed by the Board of Directors. If Mr. Gilbert is terminated by the Company under certain circumstances, including a change in control of the Company, he will be entitled to severance pay under the employment agreement of up to one year of his then current salary and group health insurance. Mr. Gilbert's salary was accrued but not paid in fiscal 1997 and 1996 and he declined to take any salary in fiscal 1995. During fiscal 1996, the Company granted performance oriented options to Greg Gilbert as part of his employment agreement. Mr. Gilbert may receive options based on 1% of pre-tax income according to a pre-determined formula.

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

     (4) Pursuant to a five year employment agreement, which expires on February 28, 2001, between the Company and Norman M. Shink, Mr. Shink is entitle to an annual base salary of $144,000. The agreement also provides that Mr. Shink is entitled to a salary adjustment and eligible for a bonus on a graduating-scale based on the performance of the Company. In addition to salary and bonus, under the terms of his employment agreement the Company is required to provide Mr. Shink with other benefits including health and dental insurance coverage.
Mr. Shink was granted a stock option to purchase 100,000 shares at an exercise price of $1.50 per share. Pursuant to the employment agreement, Mr. Shink is required to devote his productive time and best efforts to the business of the Company, as reasonable directed by the Board of Directors. If Mr. Shink is terminated by the Company under certain circumstances, he will entitle to severance pay under the employment agreement of up to one half of his annual base salary.

     (5) Pursuant to a five year employment agreement, which expires on June 1, 2001, between the Company and J. Michael Sellards, Mr. Sellards is entitle to an annual base salary of $120,000. The agreement also provides that Mr. Sellards is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the Company's net income exceeds $1,500,000. In addition to salary and bonus, under the terms of his employment agreement the Company is required to provide Mr. Sellards with other benefits consistent with those provided to similarly situated executives of the Company. Pursuant to the employment agreement, Mr. Sellards is required to devote his full productive time to the business of the Company, as directed by the Board of Directors. If Mr. Sellard's employment is terminated by him or the Company under certain circumstances, including a change in control of the Company, he will be entitled to severance pay under the employment agreement of up to one year of his then current salary and group health insurance coverage; Mr. Sellards will also be eligible for a payment after two years of at least $250,000 provided he complies with certain confidentiality and non-competition terms of his agreement.

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

     (7) On October 23, 1995 250,000 shares of common stock were awarded to Mr. Fitch, and such shares are subject to repurchase pursuant to the terms of his employment agreement. No other restricted stock awards of the Company are outstanding. Such restricted stock will be treated the same as all other common stock for the purpose of the payment of dividends, although no such dividends are expected to be paid.

     (8) On October 23, 1995, 200,000 shares of common stock were awarded to Mr. Sellards.

     (9) Norman Shink's other Compensation includes $16,000 income related to a grant of options to purchase common stock below fair market value at the grant date.

COMPENSATION  OF  DIRECTORS

The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1997, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

COMMON STOCK



                                       Name and Address of               Amount and Nature of       Percent of
Title of Class                         Beneficial Owner (1)              Beneficial Ownership       Class
------------------------             --------------------------         ------------------------    ----------
Common Stock                         Greg Gilbert                             2,800,000                7.3%

Common Stock                         James Valle (2)                            100,000        less than 1%

Common Stock                         Gerald Fitch                               250,000        less than 1%

Common Stock                         Norman M. Shink (2)                        250,000        less than 1%

Common Stock                         J. Michael Sellards                        200,000        less than 1%

Common Stock                         Christopher Reid                                 -                   -

Common Stock                         Rana Investment (3)                      3,750,000                9.7%

Common Stock                         Joseph D'Avanzo (3)(4)                   3,000,000                7.8%

Common Stock                         Spectrum Business Resources (3)(4)       8,227,608               21.4%

All Officers and Directors
as a  Group (6 Persons)                                                        3,600,000                9.3%
                                                                           ==============             ======

     (1) Unless otherwise noted, the address of the shareholder is the same as the address of the Company.

     (2) Includes options to acquire 100,000 shares of common stock awarded by the Company and unexercised by Mr. Shink and Mr. Valle.

     (3)     Address  Unknown.

     (4) The shares issued to Mr. D'Avanzo and to Spectrum Business Resources were issued as a "pool" for the settlement of a lawsuit brought by certain Series "C" Convertible Preferred Stock holders. These shares were subsequently retired.

SERIES  "C"  PREFERRED  STOCK



                                       Name and Address of               Amount and Nature of       Percent of
Title of Class                         Beneficial Owner (1)              Beneficial Ownership       Class
------------------------             --------------------------         ------------------------    ----------
Series C Preferred                   Income Partnership of America (1)           25,000                6.3%

Series C Preferred                   Euro Factors International, Inc. (1)        25,000                6.3%

Series C Preferred                   Joseph Chitrik (1)                          30,000                7.5%

Series C Preferred                   Mark Parks                                  26,250                6.6%
                                     Alexander Westcott Securities
                                     63 Wall Street
                                     New York, NY 10005

Series C Preferred                   Loimo Holding Ltd. (2)                      30,000                7.5%

Series C Preferred                   Futures Brokerage Inc. (1)                  20,000                5.0%

Series C Preferred                   Inglewood Holdings, Ltd. (2)                25,000                6.3%

Series C Preferred                   UFH Endowment Ltd.                          31,750                8.0%
                                     c/o Ethel Schwartz
                                     1510 51st Street
                                     Brooklyn, NY 11219

Series C Preferred                   Tula Business, Inc. (1)                     40,000               10.1%

Series C Preferred                   Cygni, S.A. (1)                             50,000               12.6%


(1) Address is c/o Summers & Schneider LLP, 600 Old Country Road, Garden City, NY 11530.

(2) Address is c/o Eilenberg & Zivian, 666 Third Avenue, 30th Floor, New York, NY 10017.

     The Company believes that the beneficial owners of securities listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In fiscal 1995, the Company borrowed $400,000 from Phoenix Environmental Group for working capital, in the form of two notes bearing interest at 7.5%. The notes are secured by stock in StarTronix International Inc., owned by Pacific Horizons and the Company's Chief Executive Officer. Originally due July 1995, the notes were extended to December 1996. The Company was unable to pay the notes and the related accrued interest when due. In December 1999, the Company settled in full by issuing 700,000 shares of restricted common stock valued at $983,500. Additionally, the Company granted Phoenix options to purchase 300,000 shares of free trading stock at $1.50 per share.

     In fiscal 1996, the Company executed a consulting agreement with U.S. Corporate Development Group, Inc. (USCDG) to (a) assist in the development of a long range business strategy, (b) identify and negotiate with potential merger/acquisition candidates, (c) assist in the identification and hiring of key personnel, and (d) assume other activities as mutually agreed upon. In fiscal 1996, the Company paid USCDG $327,500 in the form of cash and common stock; $4,556 was accrued. In fiscal 1997, USCDG provided consulting services totaling $686,055. The full amount was accrued along with the balance remaining from fiscal 1996. In June 1999, the President of the Company transferred 1.1 million of his personal shares of common stock to USCDG to settle the full $690,611. In fiscal 2000, the Company successfully executed an employment contract with the owner of USCDG to become the Chairman of the Company's Board of Directors.

     During 1996, the Company accrued $27,500 in interest expense for two notes payable to Phoenix of which none was paid. In addition, the Company issued 100,000 shares of its restricted common stock in satisfaction of $33,000 loaned to the Company by Phoenix. The Company accrued an additional $29,000 to Phoenix for certain services related to Global TelCom, Inc. All amounts were paid in fiscal 1997.

     During fiscal 1996, the Company issued 1,600,000 shares of its common stock to T. Davis Capital for stock promotion services, taking a total charge to income of $2,103,750 and carrying a prepaid of $21,250 in the consolidated financial statements. Of the 1,600,000 shares issued, 1,100,000 and 500,000 were issued at $1.25 and $1.50, respectively.

     During fiscal 1996, Mr. Kurtis Jones, a consultant to the Company, exercised 2,000,000 warrants for $1,400,000 to purchase 2,000,000 shares of the Company's common stock.

     In September 1995, the Company issued 1,500,000 shares of its common stock to AmWest Environmental Group, receiving in return 1,500,000 shares of the restricted Rule 144 common stock of AmWest. This investment was written off in June 1997.

     Pacific Horizons, owned by a personal friend of the President and CEO, and a company in which he was formerly a V.P. and director, provided working capital to the Company through the purchase of 350,000 shares of common stock for $175,000. Additionally, Pacific Horizons, jointly with the Company's CEO secured the notes payable to Phoenix.

     This company, belonging to Robert Sterling, a former officer and director, and a shareholder of the Company, maintains the bank account through which the interest on the subordinated debentures is received and the interest on the Degerstrom notes is paid. Administrative expenses of $6,000 were charged during fiscal 1996 and paid in fiscal 1997.

     Historically, the Company entered into financing, stock and stock option agreements with N.A. Degerstrom, a shareholder, to borrow money to finance the Company's operations. The Degerstrom notes were satisfied during fiscal 1996 in conjunction with an agreement involving Alta Gold Inc.

     In 1999, the Company entered into an understanding with Western Global to provide services to the Company. To demonstrate its appreciation for the services rendered by the President and to demonstrate its commitment to utilize the services of Western Global, the Company issued the President of the Company and the two owners of Western Global in total 9,000,001 shares of convertible preferred "D" stock valued at $90,000. The consulting contract, executed in May 1999, required Western Global to provide consulting services for improvement to the design and development of the StarScreen including its hardware and software. The 1-year contract compensated Western Global with 2,100,000 shares of restricted common stock valued at $850,500 using 50% of the market price of free trading stock on the date the contract was executed.




ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


EXHIBIT  NO.               DESCRIPTION
------------               -----------

                3.1          (1)     Articles  of  Incorporation and Articles as
                                     amended
                3.2          (2)     By-laws  as  amended  and  restated
                4.1          (2)     Stock  Options  --  Norman  Shink
                4.2          (2)     Warrants  to  D.J.  Limited
                4.3          (2)     Warrants  to  Stock  Works  USA,  Inc.
                4.4          (2)     Certificate of Determination for Series "B"
                                     Preferred  Stock
                4.5          (2)     Certificate of Determination for Series "C"
                                     Preferred  Stock
               10.1          (1)     Employment  Agreement  of  John  King dated
                                     April  23,  1990
               10.1(a)       (2)     Employment  Agreement of Greg Gilbert dated
                                     July  1,  1995
               10.1(b)       (2)     Employment Agreement of  Gerald Fitch dated
                                     October  1,  1995
               10.1(c)       (2)     Employment Agreement of  Norman Shink dated
                                     March  1,  1996
               10.1(d)       (2)     Employment Agreement of J. Michael Sellards
                                     dated  June  1,  1996
               10.1(e)       (2)     Employment Agreement of  James  Valle dated
                                     August  15,  1996
               10.1(f)       (2)     Employment Agreement of  Christopher  Reid
                                     dated  September  5,  1996
               10.2          (1)     1987  Incentive  Stock  Option  Plan
               10.3          (1)     Royalty  Agreement
               10.4          (1)     Copper  Flat  Sales  Agreement
               10.5          (2)     Golden  Source  Electronics  Ltd.
               10.6          (2)     Settlement agreement and Release John R.
                                     King
               10.7          (2)     Alta  Gold  Co.  Settlement  Agreement
               11            (2)     Statement re-computation of per share
                                     earnings
               18            (1)     Letter  Regarding  Change  in  Accounting
                                     Principles
               21            (2)     Subsidiaries  of  the  Registrant
               27                    Financial  Data  Schedule

__________

     (1) Incorporated by reference from Registrant's Annual Report on Form 10-K for the period ended June 30, 1993.

     (2) Incorporated by reference from Registrant's Annual Report on Form 10-K for the period ended June 30, 1996.

     (B)     REPORTS  ON  FORM  8-K

     (1) Form 8-K, dated September 20,1996 and filed with the Commission on September 27, 1996 reporting on the resignation of BDO Seidman LLP as the Company's independent auditors.

     (2) Form 8-K/A, dated September 20, 1996 and filed with the Commission on October 4, 1996 reporting on BDO Seidman's agreement on content of the Company's Form 8-K dated September 20, 1996.

     (3) Form 8-K, dated October 24, 1996 and filed with the Commission on October 29, 1996 reporting on the appointment of Strabala Ramirez & Associates as the Company's independent auditors.

     (4) Form 8-K, dated October 25, 1996 and filed with the Commission on November 7, 1996 reporting on the suspension of the conversion of the Company's Series "C" Convertible Preferred Stock.

     (5) Form 8-K, dated January 15, 1997 and filed on January 16, 1997, reporting on the issuance of 3,750,000 shares of the Company's common stock to an accredited investor.

     (6) Form 8-K, dated February 11, 1997 and filed with the Commission on March 10, 1997, reporting on the resignation of Gerald Fitch, as a member of the Board of Directors.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                          INDEPENDENT AUDITORS' REPORT
                            AND FINANCIAL STATEMENTS
                          AS OF AND FOR THE YEARS ENDED
                             JUNE 30, 1996 AND 1997

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)



                                TABLE OF CONTENTS

Independent  Auditors'  Report                                            1

Audited  Financial  Statements:

     Consolidated  Balance  Sheets                                        2

     Consolidated  Statements  of  Operations                             3

     Consolidated  Statements  of  Stockholders'  Equity  (Deficit)       4

     Consolidated  Statements  of  Cash  Flows                            5

     Notes  to  Financial  Statements                                  6-16

                          INDEPENDENT AUDITORS' REPORT


To:     The  Board  of  Directors  of
        STARTRONIX  INTERNATIONAL  INC.

We have audited the accompanying consolidated balance sheets of STARTRONIX INTERNATIONAL INC. (a Delaware corporation) as of June 30, 1996 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STARTRONIX INTERNATIONAL INC. as of June 30, 1996 and 1997 and the results of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.

The accompanying statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statement, the Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies. To carry out its planned activities, the Company requires additional capital infusion. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Strabala Ramirez & Associates, Inc.

STRABALA,  RAMIREZ  &  ASSOCIATES,  INC.

July  21,  2000
Irvine,  California

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                           CONSOLIDATED BALANCE SHEETS


                                                                    6/30/96        6/30/97
                                                               -------------  -------------
 ASSETS
 Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      2,355   $     10,975
   Accounts receivable, net . . . . . . . . . . . . . . . . .         1,628              -
   Inventory. . . . . . . . . . . . . . . . . . . . . . . . .        84,533              -
   Deposits, purchase of inventory. . . . . . . . . . . . . .       293,065              -
   Prepaid expenses and other . . . . . . . . . . . . . . . .       197,149              -
                                                               -------------  -------------
     Total current assets . . . . . . . . . . . . . . . . . .       578,730         10,975
                                                               -------------  -------------
 Property, plant and equipment, net . . . . . . . . . . . . .       376,052              -
                                                               -------------  -------------
 Other Assets:
  Prepaid production costs. . . . . . . . . . . . . . . . . .       300,000              -
  Investments . . . . . . . . . . . . . . . . . . . . . . . .       900,000              -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,855         56,500
  Subordinated debentures receivable. . . . . . . . . . . . .     1,427,750              -
                                                               -------------  -------------
     Total other assets . . . . . . . . . . . . . . . . . . .     2,640,605         56,500
                                                               -------------  -------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . .  $  3,595,387   $     67,475
                                                               =============  =============


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
   Accounts payable - trade . . . . . . . . . . . . . . . . .  $    443,292   $  2,032,234
   Due to related parties . . . . . . . . . . . . . . . . . .             -        659,719
   Due to officers and directors. . . . . . . . . . . . . . .             -        277,058
   Accrued expenses, including interest . . . . . . . . . . .     1,029,007      1,162,015
   Related party notes payable. . . . . . . . . . . . . . . .       400,000        400,000
                                                               -------------  -------------
     Total current liabilities. . . . . . . . . . . . . . . .     1,872,299      4,531,026
                                                               -------------  -------------
 Commitments and contingencies (See Note 14). . . . . . . . .             -              -
 Stockholders' equity :
   Preferred stock, $.01 par value, 10,000,000 authorized:
    Series "B" Convertible Preferred Stock,  $.01 par value,
      90,000 shares issued and outstanding at June 30, 1996 .           900              -
    Series "C" Convertible Preferred Stock,  $.01 par value,
      15,000 and 395,500 shares issued and outstanding at
      June 30, 1996 and June 30, 1997 . . . . . . . . . . . .           150          3,955
   Common stock, $.001 par value; 50,000,00 shares
    authorized; 15,475,277 and 38,517,298 shares issued and
    outstanding at June 30, 1996 and June 30, 1997. . . . . .        15,475         38,517
   Additional paid-in capital . . . . . . . . . . . . . . . .    15,553,068     23,512,713
   Unrealized holding gains (losses), net . . . . . . . . . .    (1,166,250)             -
   Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (12,680,255)   (28,018,736)
                                                               -------------  -------------
     Total stockholders' equity (deficit) . . . . . . . . . .     1,723,088     (4,463,551)
                                                               -------------  -------------
Total Liabilities and Stockholders' Equity (Deficit). . . . .  $  3,595,387   $     67,475
                                                               =============  =============


        The accompanying notes are an integral part of these statements.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              YEAR ENDED
                                                  6/30/96        6/30/97
                                              ------------  -------------

 Sales . . . . . . . . . . . . . . . . . . .  $    97,654   $  1,846,772
 Cost of sales . . . . . . . . . . . . . . .       95,417        976,082
                                              ------------  -------------
   Gross profit. . . . . . . . . . . . . . .        2,237        870,690

 Operating expenses:
   Professional services and consulting. . .            -      1,785,742
   Financial marketing services. . . . . . .            -      1,292,160
   Distributor commission and fees . . . . .            -        668,992
   Start up and development costs. . . . . .            -        586,404
   Advertising . . . . . . . . . . . . . . .            -        613,122
   Salary expenses . . . . . . . . . . . . .            -      2,450,132
   Write down of impaired assets . . . . . .      655,911      5,386,591
   Depreciation and amortization . . . . . .       27,321        173,692
   Other selling, general and administrative    5,105,925      1,157,661
                                              ------------  -------------
     Total operating expenses. . . . . . . .    5,789,157     14,114,496

 Operating loss. . . . . . . . . . . . . . .   (5,786,920)   (13,243,806)
                                              ------------  -------------

 Other (income) expense:
   Interest income . . . . . . . . . . . . .     (297,887)      (111,381)
   Interest expense. . . . . . . . . . . . .      194,918         30,000
   Loss on investments . . . . . . . . . . .            -      2,066,250
   Litigation settlement . . . . . . . . . .      103,882              -
   Loss on liquidation of debt . . . . . . .      234,065              -
   Other expense . . . . . . . . . . . . . .            -        109,806
                                              ------------  -------------
    Total other (income) expense . . . . . .      234,978      2,094,675

 Net loss. . . . . . . . . . . . . . . . . .  $(6,021,898)  $(15,338,481)
                                              ============  =============

 Net loss per share. . . . . . . . . . . . .  $     (0.48)  $      (0.61)
                                              ============  =============
 Weighted average shares outstanding . . . .   12,629,279     24,963,189
                                              ============  =============



        The accompanying notes are an integral part of these statements.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                               CLASS "B"
                                                             COMMON STOCK                      PREFERRED STOCK
                                                             SHARES         AMOUNT             SHARES            AMOUNT
                                                             -------------  -------------      ------------      -------

BALANCE AT JUNE 30, 1995 . . . . . . . . . . . . . . . . .      8,864,282        $8,864                 -  $           -
  Issuance of common stock for:
    Payment of services ($1.25 per share). . . . . . . . .      1,100,000         1,100                 -              -
    Payment of services ($.50 per share) . . . . . . . . .        790,000           790                 -              -
    Payment of services ($1.00 per share). . . . . . . . .        600,000           600                 -              -
    Payment of services ($1.50 per share). . . . . . . . .        500,000           500                 -              -
    Conversion of stock warrants ($1.00 per share) . . . .        500,000           500                 -              -
    Conversion of stock warrants ($1.50 per share) . . . .      1,000,000         1,000                 -              -
    Conversion of stock warrants ($.80 per share). . . . .        500,000           500                 -              -
    Acquisition of 1,500,000 shares of AmWest
    Environmental Group. . . . . . . . . . . . . . . . . .      1,500,000         1,500                 -              -
    Repayment of debt ($.33 per share) . . . . . . . . . .        100,000           100                 -              -
    Repayment of debt ($1.00 per share). . . . . . . . . .         20,995            21                 -              -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs) . . . . . . . .              -             -            90,000            900
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .              -             -                 -              -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Environmental Group . . . . . . . . .              -             -                 -              -
                                                             -------------  -------------      ------------      -------


BALANCE AT JUNE 30, 1996. . . . . . . . . . . . . . . . . .    15,475,277   $    15,475            90,000   $       900
  Issuance of common stock for:
    Payment of services ($1.50 per share) . . . . . . . . .       600,000           600                 -             -
    Payment of services ($1.00 per share) . . . . . . . . .       215,800           216                 -             -
    Conversion of preferred "B" stock ($0.97 per share) . .       259,352           260           (25,000)         (250)
    Dividends on preferred "B" stock. . . . . . . . . . . .         3,420             3                 -             -
    Convertible preferred stock for working capital
   ($10.00 per share, net of issue costs). . . . . . . . .             -              -                 -             -
    Conversion of preferred "C" stock ($0.60 per share) . .     2,138,296         2,138                 -             -
    Dividends on preferred "C" stock. . . . . . . . . . . .        24,001            24                 -             -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -             -                 -             -
    Debt settlement, with former officer ($0.695 per share)       110,000           110                 -             -
    Conversion of preferred "B" stock ($0.97 per share) . .       668,899           669           (65,000)         (650)
    Dividends on preferred "B" stock. . . . . . . . . . . .        21,176            21                 -             -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -             -                 -             -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .             -             -                 -             -
    Conversion of preferred "C" stock ($0.45 per share) . .     3,946,182         3,946                 -             -
    Dividends on preferred "C" stock. . . . . . . . . . . .        13,287            13                 -             -
    Sale of common stock for working capital ($.40 per
    share net of costs) . . . . . . . . . . . . . . . . . .     3,750,000         3,750                 -             -
    Sale of common stock for working capital ($.50 per
    share net of costs) . . . . . . . . . . . . . . . . . .        64,000            64                 -             -
    Realized loss on 1,500,000 shares of AmWest
    Environmental Group . . . . . . . . . . . . . . . . . .             -             -                 -             -
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .     3,000,000         3,000                 -             -
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .     8,227,608          8,228                 -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .             -             -                 -             -
                                                             -------------  -------------  ----------------  -----------
BALANCE AT JUNE 30, 1997. . . . . . . . . . . . . . . . . .    38,517,298   $    38,517                 -   $         -

<BTB>
                                                             CLASS "C"                         ADDITIONAL       UNREALIZED
                                                             PREFERRED STOCK                   PAID IN           HOLDING
                                                             SHARES         AMOUNT             CAPITAL         GAINS(LOSSES)
                                                             -------------  -----------        -----------       ---------

BALANCE AT JUNE 30, 1995 . . . . . . . . . . . . . . . . .          -                 -         7,979,501  $           -
  Issuance of common stock for:
    Payment of services ($1.25 per share). . . . . . . . .          -                 -         1,373,900              -
    Payment of services ($.50 per share) . . . . . . . . .          -                 -           399,210              -
    Payment of services ($1.00 per share). . . . . . . . .          -                 -           599,400              -
    Payment of services ($1.50 per share). . . . . . . . .          -                 -           749,500              -
    Conversion of stock warrants ($1.00 per share) . . . .          -                 -           499,500              -
    Conversion of stock warrants ($1.50 per share) . . . .          -                 -           499,000              -
    Conversion of stock warrants ($.80 per share). . . . .          -                 -           399,500              -
    Acquisition of 1,500,000 shares of AmWest
    Environmental Group. . . . . . . . . . . . . . . . . .          -                 -         2,064,750              -
    Repayment of debt ($.33 per share) . . . . . . . . . .          -                 -            32,900              -
    Repayment of debt ($1.00 per share). . . . . . . . . .          -                 -            20,974              -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs) . . . . . . . .     15,000               150           934,933              -
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .          -                 -                 -              -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Environmental Group . . . . . . . . .          -                 -                 -    $(1,166,250)
                                                             -------------  -----------        -----------       ---------

BALANCE AT JUNE 30, 1996. . . . . . . . . . . . . . . . . .    15,000               150       $15,553,068    $(1,155,250)
  Issuance of common stock for:
    Payment of services ($1.50 per share) . . . . . . . . .         -                 -           899,400              -
    Payment of services ($1.00 per share) . . . . . . . . .         -                 -           215,584              -
    Conversion of preferred "B" stock ($0.97 per share) . .         -                 -               (10)             -
    Dividends on preferred "B" stock. . . . . . . . . . . .         -                 -                (3)             -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .   443,250             4,433         3,971,532              -
    Conversion of preferred "C" stock ($0.60 per share) . .  (127,500)           (1,275)             (863)             -
    Dividends on preferred "C" stock. . . . . . . . . . . .         -                 -               (24)             -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .         -                 -                 -       (255,000)
   Debt settlement, with former officer ($0.695 per share)          -                 -            76,304              -
    Conversion of preferred "B" stock ($0.97 per share) . .         -                 -               (19)             -
    Dividends on preferred "B" stock. . . . . . . . . . . .         -                 -               (21)             -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .         -                 -                 -       (645,000)
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .   191,750             1,917         1,272,268              -
    Conversion of preferred "C" stock ($0.45 per share) . .  (127,000)           (1,270)           (2,676)             -
    Dividends on preferred "C" stock. . . . . . . . . . . .         -                 -               (13)             -
    Sale of common stock for working capital ($.40 per
    share net of costs) . . . . . . . . . . . . . . . . . .         -                 -         1,496,250              -
    Sale of common stock for working capital ($.50 per
    share net of costs) . . . . . . . . . . . . . . . . . .         -                 -            31,936              -
    Realized loss on 1,500,000 shares of AmWest
    Environmental Group . . . . . . . . . . . . . . . . . .         -                 -                 -      2,066,250
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .         -                 -                 -              -
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .         -                 -                 -              -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .         -                 -                 -              -
                                                             -------------  -------------  ----------------  -----------
BALANCE AT JUNE 30, 1997. . . . . . . . . . . . . . . . . .   395,500   $         3,955       $23,512,713   $          -

<BTB>
                                                             ACCUMULATED    TOTAL
                                                             DEFICIT
                                                             -------------  -----------------

BALANCE AT JUNE 30, 1995 . . . . . . . . . . . . . . . . .    $(6,658,357)       $1,330,008
  Issuance of common stock for:
    Payment of services ($1.25 per share). . . . . . . . .              -         1,375,000
    Payment of services ($.50 per share) . . . . . . . . .              -           400,000
    Payment of services ($1.00 per share). . . . . . . . .              -           600,000
    Payment of services ($1.50 per share). . . . . . . . .              -           750,000
    Conversion of stock warrants ($1.00 per share) . . . .              -           500,000
    Conversion of stock warrants ($1.50 per share) . . . .              -           500,000
    Conversion of stock warrants ($.80 per share). . . . .              -           400,000
    Acquisition of 1,500,000 shares of AmWest
    Environmental Group. . . . . . . . . . . . . . . . . .              -         2,066,250
    Repayment of debt ($.33 per share) . . . . . . . . . .              -            33,000
    Repayment of debt ($1.00 per share). . . . . . . . . .              -            20,995
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs) . . . . . . . .              -           935,983
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .     (6,021,898)       (6,021,898)
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Environmental Group . . . . . . . . .              -        (1,166,250)
                                                             -------------  -----------------

BALANCE AT JUNE 30, 1996. . . . . . . . . . . . . . . . . .  $(12,680,255)        $1,723,088
  Issuance of common stock for:
    Payment of services ($1.50 per share) . . . . . . . . .             -            900,000
    Payment of services ($1.00 per share) . . . . . . . . .             -            215,800
    Conversion of preferred "B" stock ($0.97 per share) . .             -                  -
    Dividends on preferred "B" stock. . . . . . . . . . . .             -                  -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .             -          3,975,965
    Conversion of preferred "C" stock ($0.60 per share) . .             -                  -
    Dividends on preferred "C" stock. . . . . . . . . . . .             -                  -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -           (255,000)
    Debt settlement, with former officer ($0.695 per share)             -             76,414
    Conversion of preferred "B" stock ($0.97 per share) . .             -                  -
    Dividends on preferred "B" stock. . . . . . . . . . . .             -                  -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -           (645,000)
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .             -          1,274,185
    Conversion of preferred "C" stock ($0.45 per share) . .             -                  -
    Dividends on preferred "C" stock. . . . . . . . . . . .             -                  -
    Sale of common stock for working capital ($.40 per
    share net of costs) . . . . . . . . . . . . . . . . . .             -          1,500,000
    Sale of common stock for working capital ($.50 per
    share net of costs) . . . . . . . . . . . . . . . . . .             -             32,000
    Realized loss on 1,500,000 shares of AmWest
    Environmental Group . . . . . . . . . . . . . . . . . .             -          2,066,250
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .             -              3,000
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .             -              8,228
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .   (15,338,481)       (15,338,481)
                                                             -------------  -----------------
BALANCE AT JUNE 30, 1997. . . . . . . . . . . . . . . . . .   (28,018,736)   $     (4,463,551)

        The accompanying notes are an integral part of these statements.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED
                                                                                               6/30/96        6/30/97
                                                                                           ------------  -------------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(6,021,898)  $(15,338,481)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Write off of abandoned assets and investments . . . . . . . . . . . . . . . . . . .      805,444      5,133,759
      Issuance of common stock for payment of debt. . . . . . . . . . . . . . . . . . . .       53,995              -
      Issuance of common stock for fees & services. . . . . . . . . . . . . . . . . . . .    3,125,000      1,203,442
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .       27,321        173,692
      Accretion of zero coupon bond discount. . . . . . . . . . . . . . . . . . . . . . .     (117,888)             -
    Changes in assets and liabilities:
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (502,369)        60,027
      Subordinated debentures receivable. . . . . . . . . . . . . . . . . . . . . . . . .            -        717,002
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      667,789      2,658,727
                                                                                           ------------  -------------
Cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,962,606)    (5,391,832)
                                                                                           ------------  -------------

Cash flows from investing activities:
  Acquisition of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (340,302)      (915,642)
  Payment for deposits to vendors . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,869)             -
  Investment of joint venture (Canadian Trust Account). . . . . . . . . . . . . . . . . .      (30,000)       (43,645)
                                                                                           ------------  -------------
Cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (377,171)      (959,287)
                                                                                           ------------  -------------

Cash flows from financing activities:
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,335,982      1,532,000
  Issuance of Preferred "C" Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -      4,827,739
                                                                                           ------------  -------------
Cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . . . . .    2,335,982      6,359,739
                                                                                           ------------  -------------

  Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,795)         8,620
  Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,150          2,355
                                                                                           ------------  -------------
  Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     2,355   $     10,975
                                                                                           ============  =============


Supplemental information: No amounts were paid for interest or taxes during the periods.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     NATURE  OF  OPERATIONS  AND  ACCOUNTING  POLICIES
       -------------------------------------------------
NATURE OF OPERATIONS. Prior to fiscal 1997, StarTronix International Inc. (the Company) was a development stage entity. Developed exclusively for the Company, the StarScreen is a combination telephone and Internet access portal. The Company obtained Federal Communications Commission ("FCC") approval for the StarScreen, its primary product, in January 1997. To minimize costs, the Company outsourced its manufacturing. Immediately after obtaining FCC approval, the Company initiated sales through its wholly owned subsidiary, StarTronix, Inc.

StarTronix International utilized network marketing to sell its products. The Company solicits individuals to be independent distributors to sell the StarScreen and to solicit other individuals to become distributors. To become a distributor, an individual must purchase a "Starter Kit" which contains marketing material that describes the products available and explains the distributor's compensation package. Distributors do not earn commission on sales of starter kits; however, they do earn commission on sales of the products. Additionally, they earn commission when any of their downstream distributors sell products.

Because of the Company's inability to secure adequate resources in March 1997, the Company suspended its normal operating activity and focused its efforts on the search for equity financing.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

CASH AND CASH EQUIVALENTS. The Company includes cash on deposit and short-term investments with original maturities less than 90 days as cash and cash equivalents.

INVENTORY. Inventories are at the lower of cost, using first-in first-out or "FIFO" methodology, or market.

PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method.

PREPAID  PRODUCTION  COSTS  (INFOMERCIAL).  Under  SOP  93-7,  "Reporting  on
Advertising Costs," all costs incurred to produce the infomercial are capitalized, to the extent the amounts are believed to be realizable, and then expensed when the infomercial airs for the first time.

INVESTMENT. The Company considers all investments, other than investments in mineral properties, "available-for-sale" under the rules set forth in Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

INCOME TAXES. The Company has made no provision for income taxes because of financial statement and tax losses since its inception. A valuation allowance has been used to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

STOCK-BASED COMPENSATION. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation is recognized.

SHARES ISSUED IN EXCHANGE FOR GOODS OR SERVICES. The fair value of shares issued in exchange for services rendered to the Company is determined by fair market value of the shares at the date of grant.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company considers all marketable securities to be "available for sale." They are recorded at market using the specific identification method; unrealized gains and losses are reflected in other comprehensive income. The Company has no financial instruments.

NET LOSS PER COMMON SHARE. Basic loss per common share (Basic EPS) excludes dilution and is computed by dividing net loss available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the period. Diluted loss per common share (Diluted EPS) is similar to the computation of Basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per share. All potential common shares are anti-dilutive; therefore, Basic EPS equals Diluted EPS.

ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

RECLASSIFICATIONS. Certain amounts in the prior period financial statements have been reclassified to be comparable with classifications used in the current period financial statements.

2.     HISTORY  OF  THE  COMPANY
       -------------------------

THE COMPANY. At inception, in September 1983, StarTronix International Inc. was known as Eagle Claw Mining Company, Inc. (Eagle Claw). In March 1994, Gold Express Corporation (Gold Express) acquired Eagle Claw. In August 1995, Gold
Express acquired SmartCom International, Inc. (SmartCom). In August 1995, StarTronix International Inc. was formed and incorporated in Delaware as a wholly owned subsidiary of Gold Express. StarTronix International Inc. authorized capital of: 50,000,000 shares of common stock and 10,000,000 shares of preferred stock. On September 30, 1995, StarTronix International Inc. absorbed Gold Express; StarTronix International is the surviving corporation.

In fiscal 1996, the Company began enlisting distributors to sell the StarScreen. By December 1996, over 19,000 people had purchased "starter kits" to sell the StarScreen. Sales of the StarScreen continued until March 1997, when the Company's cash flow was inadequate and management was unsuccessful in securing sufficient capital to carry on its operations. All normal operations were suspended in March 1997, as the Company focused its efforts locating financing. In fiscal 1999, management began to revive the Company.

EAGLE CLAW MINING COMPANY, INC. Eagle Claw incorporated in Idaho on September 16, 1983 (the "date" of StarTronix' legal inception). Eagle Claw hoped to form joint ventures or to acquire various mining properties. In March 1994, Eagle Claw was acquired by Gold Express Corporation and became a wholly owned subsidiary of Gold Express. In December 1996, Eagle Claw was legally dissolved.

GOLD EXPRESS COMMUNICATIONS, INC. (FORMERLY GOLD EXPRESS CORPORATION). Gold Express Corporation incorporated in Washington on June 26, 1984 for the purposes of exploring and developing mineral properties. Gold Express and its wholly owned subsidiary, Eagle Claw, engaged in mining activities. In 1993, management began liquidation and divestiture of the mining assets. In April 1994, Gold Express merged with SmartCom. In May 1995, Gold Express Corporation changed its name to Gold Express Communications, Inc. to better market itself in telecommunications. Gold Express has no operations.

STARTRONIX, INC. (FORMERLY SMARTCOM INTERNATIONAL, INC.) SmartCom was incorporated in Delaware in January 1994. In April 1994, pursuant to a Plan and Agreement of Reorganization, Gold Express issued 2,800,000 shares of its common stock to the sole shareholder of SmartCom in exchange for all of the outstanding shares of common stock of SmartCom, making the Investor a 43.25% shareholder of Gold Express. The effect of the transaction shifted the control of the Company. In August 1995, SmartCom changed its name to StarTronix USA Inc., before changing its name again in May 1996, to StarTronix Inc. In fiscal 1996 and 1997, StarTronix Inc. was the operating entity of the Company, engaged in enlisting independent distributors as well as marketing and selling the Company 's products.

On September 20, 1999, the Company agreed to sell StarTronix Inc. for $100,000, to RunTec, Inc., a company owned by a former officer of StarTronix Inc. The Company accepted a $100,000 promissory note, bearing interest at 12%, and due on or before September 20, 2000, along with any accrued interest. The Company recognized a $2,151,067 gain on the sale of StarTronix Inc. in the 3rd quarter of fiscal 2000, and established a reserve for the entire balance of the note.

GLOBAL TELCOM INC. (FORMERLY GLOBAL LONG DISTANCE COMPANY, INC.). In December 1994, the Company issued 500,000 shares of its common stock in exchange for all the outstanding shares of common stock of Global TelCom Inc. (formerly Global Long Distance Company, Inc.). Global TelCom was a provider of products and services relating to long distance telephone and debit card services.

The cost in excess of the net assets acquired of $500,959 has been recorded as goodwill under the purchase method of accounting. Amortization expense in 1995 was $25,048. During 1996, the Company determined that the goodwill would not provide any future benefit and wrote off the remaining balance of $475,911.
Additionally during fiscal 1996, all activity was suspended; therefore, management shut down and established a reserve of $424,581 for contingent liabilities. In April 1997, Global Telecom was legally voided and the $424,581 reserve was written off.

STARTRONIX TELCOM INC. (FORMERLY GOLDTONE COMMUNICATIONS, INC.). In August 1995, the Company formed, and incorporated in Delaware, a wholly owned subsidiary, GoldTone Communications, Inc. GoldTone was established to provide specialized long distance telephone and debit card services. In November 1995, GoldTone Communications, Inc. changed its name to StarTronix TelCom Inc.
StarTronix  TelCom  never  operated  and  was  legally  dissolved in March 1999.

STARTRONIX MARKETING N.A. INC. In June 1996, the Company established a new wholly owned subsidiary, StarTronix Marketing N.A. Inc, an Ontario, Canada corporation, to provide access to Canadian markets for the Company's telecommunications products and services. StarTronix Marketing has had no operations.

STARTRONIX ON-LINE, INC. In August 1996, the Company established and incorporated this wholly owned subsidiary, in Delaware, to provide access to the Internet for users of the Company's telecommunication products and services. StarTronix Online had no operations and was legally dissolved in March 1999.

STARTRONIX.COM, INC. In October 1999, the Company established and incorporated this wholly owned subsidiary in Delaware. In February 2000, StarTronix.com acquired certain furniture and fixtures, software, inventory and a website from two majority owners of Lancer International, Inc., a network marketing company, for $50,000 and 362,114 shares of the Company's common stock. In conjunction with the acquisition, the Company executed employment agreements with the two majority owners, establishing one as StarTronix.com's President and the other as its VP of Marketing. The acquisition included goodwill of $314,070, which will be amortized over 5 years.

StarTronix.com, operating in Irvine, California, utilizes network marketing to sell its products; it solicits individuals to be independent distributors selling the StarScreen and soliciting other individuals to become distributors.

STARTRONIX ESOLUTIONS, INC. The Company established and incorporated this wholly owned subsidiary in Delaware on October 1, 1999. eSolutions, located in Atlanta Georgia, is a business development and Internet services provisioning company; operations have not yet begun.

3.     GOING  CONCERN
       --------------

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



                                                6/30/97
                                               ---------
Abandoned property and equipment               $   1,118,001
Subordinated debenture receivable settlement         788,560
Write-off of Starter Kit and other inventory         962,044
Lost deposit on Starscreen inventory               1,607,570
Write-off of prepaid production costs                300,000
Write-off of other current assets                    610,416
                                               -------------
     Loss on the write downs and write-offs    $   5,386,591
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

4.     DEPOSITS  FOR  INVENTORY  PURCHASES,  INVENTORY  AND  SALES
       -----------------------------------------------------------

The Company's inventory and sales are made up of two categories: "Starter Kits" and products. The primary product is the StarScreen and other products include nutritional and body products. The Company does not manufacture inventory; it purchases finished goods ready for resale. As of June 30, 1996, the Company's inventory included only "Starter Kits." These kits are the marketing material and informational package provided to individuals who have agreed to become distributors.

In April 1996, the Company placed a deposit with its vendors to cover tooling costs and to secure delivery of inventory, primarily the StarScreen. The
Company received its first shipment in the 2nd quarter of fiscal 1997 and forwarded additional deposits for the next shipment of the StarScreen. After receiving FCC approval on the StarScreen in January 1997, the Company immediately began selling the StarScreen. Gross sales is made up of the following:

                                              June 30,
                                     ---------------------------
                                        1996             1997
                                     ---------        ----------
Starter Kit Sales                    $  97,654        $1,304,850
StarScreen Sales                             -           502,233
Other                                        -            39,689
                                     ---------        ----------
Total Sales                          $  97,654        $1,846,772
                                     =========        ==========

(See note 3 for discussion of events surrounding the loss of deposits paid for StarScreen inventory, and the write-off of Starter Kit and other inventory that occurred in fiscal 1997.)

5.     PROPERTY  AND  EQUIPMENT
       ------------------------

Property  and  equipment  consist  of  the  following:

                                              June 30,
                                     ---------------------------
                                        1996             1997
                                     -----------      ----------
Computer equipment and peripherals   $  241,524       $        -
Office furniture and equipment          118,521                -
Leasehold improvements                   51,809                -
                                     -----------      ----------
                                        411,854                -
Less accumulated depreciation           (35,802)               -
                                     -----------      ----------
Property and equipment, net          $  376,052       $        -
                                     ===========      ==========


Depreciation expense totaled $27,321 for the year ended June 30, 1996 and $173,692 for 1997. Additionally, as of June 30, 1996, computer equipment and peripherals, with a cost of $79,355, were idle or nonproductive pending returns under product warranties. (See note 3 for discussion of events surrounding the abandonment of property and equipment that occurred in fiscal 1997.)

6.     PREPAID  PRODUCTION  COSTS
       --------------------------

PREPAID PRODUCTION COSTS (INFOMERCIAL). In October 1994, the Company contracted with a related party, U.S. Corporate Development Group, Inc. (USCDG) to produce a half-hour infomercial related to its StarScreen and direct sales marketing plan, issuing 500,000 shares of the Company's common stock in satisfaction of the $300,000 contract price. The $300,000 was capitalized as prepaid production costs.

As of June 30, 1996, production of the infomercial had been delayed as no product was available and the Company's direct sales marketing was just beginning. The infomercial was scheduled to air in January 1997. During 1997, the Company encountered financing shortages and sales of the StarScreen product were suspended. Therefore, the $300,000 was written off in March 1997.

7.     INVESTMENTS  IN  MINERAL  PROPERTIES
       ------------------------------------

VULCAN/GOLD DIKE. In March 1989, the Company and N.A. Degerstrom, Inc. (Degerstrom), entered into a 50/50 joint interest agreement to purchase assets and claims from Vulcan Mtn., Inc. Pursuant to this agreement, the Company and Degerstrom purchased certain real property, personal property and mining claims located in Ferry County, Washington for an aggregate purchase price of $1,100,000. During fiscal 1993, the Company wrote down its investment in the joint venture to $350,000 because of metallurgical studies performed on the property that indicated lower recoverability rates than those previously estimated. During fiscal 1995, the Company wrote off the remaining balance and entered into an agreement to sell its interest to an unrelated party for $1 and indemnification from any potential environmental liability. In January 1996, the Company completed the transfer of title and was released of future liability for environmental clean up.

COPPER FLAT. In April 1990, the Company purchased the Copper Flat property from an unrelated party for $1,299,925. In connection with the acquisition, the Company borrowed funds from several individuals who were partially satisfied with the issuance of 240,000 shares of the Company's common stock. Through fiscal 1994, the Company incurred an additional $4,035,488 in purchase and development costs which were capitalized to the property. During fiscal 1994, the Company sold its interest in the Copper Flat property to Alta Gold Co.
(Alta), an unrelated party. Consideration received by the Company consisted of $601,000 in option payments, $800,000 cash at closing, two 6% convertible subordinated debentures, each having a principal balance of $1,500,000, and a subordinated zero coupon debenture with a $4,000,000 redemption price. In fiscal 1997, the Company accepted $750,000 as payment in full and wrote off the remaining balance.

8.     OTHER  INVESTMENTS
       ------------------

AMWEST ENVIRONMENTAL GROUP, INC. (AMWEST). During fiscal 1996, the Company exchanged 1,500,000 shares of its restricted Rule 144 common stock for 1,500,000 shares of the restricted Rule 144 stock of AmWest Environmental Group, Inc. (AmWest). The Company made the investment as a vehicle to facilitate entry into foreign markets, particularly Hong Kong. The market value of the AmWest common stock at the date of the transaction was $1.45 per share. The Company recorded the investment at $2,066,250, after discounting for restriction. The investment was classified as "available for sale" and carried at fair value, net of unrealized holding gains/losses, which are excluded from earnings and reported separately in shareholders' equity.

At June 30, 1996, the Company valued this investment at $900,000 based on no market value, a $0.75 per share quoted market price at June 28, 1996 and 20% discount for the restriction. Also on June 30, 1996, the net unrealized loss carried in shareholders' equity is $1,166,250. The restriction on the AmWest common stock was lifted in September 1996. However, due to management's belief that the carrying value of the asset could not be realized, the Company wrote off the investment, recognizing a loss of $2,066,250.

OTC EMERGING GROWTH FUND (OTC). During June 1995, the Company entered into an agreement to purchase 30,000 shares of common stock and 30,000 shares of preferred stock of OTC Emerging Growth Fund (OTC) in exchange for 200,000 shares of the restricted Rule 144 common stock of the Company for a total investment of $150,000. As of June 30, 1996, the Company wrote off this investment following notification by OTC that it would not continue as a going concern. The total charge to income for fiscal 1996 was $150,000.

IPO NETWORK. During fiscal 1996, the Company advanced $30,000 to IPO Network, an unrelated company, pursuant to a proposed asset purchase agreement. The Company abandoned the acquisition following disagreements with IPO Network management and wrote-off the $30,000 in June 1996.

9.     SUBORDINATED  DEBENTURES  RECEIVABLE
       ------------------------------------

In June 1995, the Company received notification that it was not in compliance with certain terms of the sale of the Copper Flat property. In June 1996, the Company entered into an agreement with Alta, and concurrently with N.A. Degerstrom, Inc. (Degerstrom) to cancel two of the three convertible debentures, in exchange for cancellation of the notes and other debts payable to Degerstrom and relinquishment of certain claimed rights to certain properties related to the original sale of the Copper Flat property. As a result of this transaction, the Company recognized a loss of $234,065 in fiscal 1996.

The remaining debenture was to mature in June 2008, and is presented in the consolidated balance sheet as of June 30, 1996, net of an unamortized discount based on an imputed interest rate of 8.75%. In May 1997, the Company accepted $750,000 as payment in full of the balance outstanding and wrote off $788,560.

10.     RELATED  PARTY  NOTE  PAYABLE
        -----------------------------

In fiscal 1995, the Company borrowed $400,000 from Phoenix Environmental Group for working capital, in the form of two notes bearing interest at 7.5%. The notes are secured by stock in StarTronix International Inc., owned by Pacific Horizons and the Company's Chief Executive Officer. Originally due July 1995, the notes were extended to December 1996. Total accrued interest expense was $27,500 in fiscal 1996 and $30,000 in fiscal 1997. The Company was unable to pay the notes and the related accrued interest when due.

In December 1999, the Company settled in full by issuing 700,000 shares of restricted common stock valued at $983,500, discounted 50% for the restriction. Additionally, the Company granted Phoenix options to purchase 300,000 shares of free trading stock at $1.50 per share. In December 1999, the balance outstanding totaled $531,358, including accrued interest of $128,750. The difference between the settlement and the balance outstanding has been recorded as a $452,142 gain.

11.     RELATED  PARTY  TRANSACTIONS
        ----------------------------

DUE TO OFFICERS AND DIRECTORS. During fiscal 1996, the Company's officers were not paid their full salaries. In fiscal 1999, the officers waived the amounts due.

U.S. CORPORATE DEVELOPMENT GROUP. In fiscal 1996, the Company executed a consulting agreement with U.S. Corporate Development Group, Inc. (USCDG) to (a) assist in the development of a long range business strategy, (b) identify and negotiate with potential merger/acquisition candidates, (c) assist in the identification and hiring of key personnel, and (d) assume other activities as mutually agreed upon. In fiscal 1996, the Company paid USCDG $327,500 in the form of cash and common stock; $4,556 was accrued. In fiscal 1997, USCDG provided consulting services totaling $686,055. The full amount was accrued along with the balance remaining from fiscal 1996.

In June 1999, the President of the Company transferred 1.1 million of his personal shares of common stock to USCDG to settle the full $690,611. In accordance with Staff Accounting Bulletin 79, Topic 5T, the Company reduced the liability and increased additional paid in capital.

In fiscal 2000, the Company successfully executed an employment contract with the owner of USCDG to become the Chairman of the Company's Board of Directors.

PHOENIX ENVIRONMENTAL GROUP. During 1996, the Company accrued $27,500 in interest expense for two notes payable to Phoenix of which none was paid. In addition, the Company issued 100,000 shares of its restricted common stock in satisfaction of $33,000 loaned to the Company by Phoenix. The Company accrued an additional $29,000 to Phoenix for certain services related to Global TelCom, Inc. All amounts were paid in fiscal 1997.

T. DAVIS CAPITAL. During fiscal 1996, the Company issued 1,600,000 shares of its common stock to T. Davis Capital for stock promotion services, taking a total charge to income of $2,103,750 and carrying a prepaid of $21,250 in the consolidated financial statements. Of the 1,600,000 shares issued, 1,100,000 and 500,000 were issued at $1.25 and $1.50, respectively.

MR. KURTIS JONES. During fiscal 1996, Mr. Kurtis Jones, a consultant to the Company, exercised 2,000,000 warrants for $1,400,000 to purchase 2,000,000 shares of the Company's common stock.

AMWEST ENVIRONMENTAL GROUP. In September 1995, the Company issued 1,500,000 shares of its common stock to AmWest Environmental Group, receiving in return 1,500,000 shares of the restricted Rule 144 common stock of AmWest. This investment was written off in June 1997.

PACIFIC HORIZONS, INC. Pacific Horizons, owned by a personal friend of the President and CEO, and a company in which he was formerly a V.P. and director, provided working capital to the Company through the purchase of 350,000 shares of common stock for $175,000. Additionally, Pacific Horizons, jointly with the Company's CEO secured the notes payable to Phoenix.

ROBERT STERLING ENTERPRISES. This company, belonging to Robert Sterling, a former officer and director, and a shareholder of the Company, maintains the bank account through which the interest on the subordinated debentures is received and the interest on the Degerstrom notes is paid. Administrative expenses of $6,000 were charged during fiscal 1996 and paid in fiscal 1997.

DEGERSTROM NOTES PAYABLE. Historically, the Company entered into financing, stock and stock option agreements with N.A. Degerstrom, a shareholder, to borrow money to finance the Company's operations. The Degerstrom notes were satisfied during fiscal 1996 in conjunction with an agreement involving Alta Gold Inc.

WESTERN GLOBAL TELECOMMUNICATIONS, INC. In 1999, the company entered into an understanding with Western Global to provide services to the Company. To demonstrate its appreciation for the services rendered by the President and to demonstrate its commitment to utilize the services of Western Global, the Company issued the President of the Company and the two owners of Western Global in total 9,000,001 shares of convertible preferred "D" stock valued at $90,000. The consulting contract, executed in May 1999, required Western Global to provide consulting services for improvement to the design and development of the StarScreen including its hardware and software. The 1-year contract compensated Western Global with 2,100,000 shares of restricted common stock valued at $850,500 using 50% of the market price of free trading stock on the date the contract was executed.

12.     COMMON  STOCK
        -------------

REVERSE STOCK SPLIT. On April 5, 1999, the Board of Directors authorized a 20-for-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 1,949,439 and maintaining the par value of each share to $.001. All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

CONVERSION  OF  PREFERRED  STOCK.

STOCK OPTIONS. The Company has not had an employee-based stock option plan since fiscal 1994. However, during the fiscal year ended June 30, 1996, the Company granted an officer of the Company 100,000 options to purchase an equal number of shares of common stock for $1.50 per share; the market price was $1.60 at the time of grant. None of the options were converted by the expiration date, May 28, 1997. No other options have been granted.

STOCK WARRANTS. The Company issued warrants to the following companies, advisors, and consultants.


                                                   Exercise Price                  Expiration
Company                              Warrants      Per Share        Issue Date     Date
Phoenix Environmental Services         30,000      $1.50            11/11/99       11/11/00
Phoenix Environmental Services      1,500,000      $2 to $7.50      1/31/00        2/1/02
Guru Financial Corporation            800,000      $0.75            4/18/00        7/18/00

These warrants have no voting rights but are feely transferable. However, none of the warrants have been converted into common stock.

13.     PREFERRED  STOCK
        ----------------

GENERAL. The Company has authorized 10,000,000 shares of $0.01 par value preferred stock.

SERIES "B" CONVERTIBLE PREFERRED STOCK. During fiscal 1996, the Company made a private placement offering of 200,000 shares of its Series "B" $0.01 par value Convertible Preferred Stock. As of June 30, 1996, the Company had issued 90,000 shares for $900,000, less $90,000 in issue costs. The Series "B" Preferred Stock is convertible into common stock at any time 45 days after the issuance date. The conversion rate is $10.00 divided by the Conversion Price, which is based on a predetermined formula. During the first and second quarters of fiscal 1997, all 90,000 shares and accrued dividends were converted to 952,847 shares of common stock.

SERIES "C" CONVERTIBLE PREFERRED STOCK. During fiscal 1996, the Company made a private placement offering of 650,000 shares of its Series "C" $0.01 par value Convertible Preferred Stock. As of June 30, 1996, the Company had issued 15,000 shares for $150,000, less $24,017 in issue costs. As of June 30, 1997, the Company had issued 635,000 shares for $6,350,000 less $938,075 in issue costs. The Series "C" Preferred Stock is convertible into common stock at any time 41 days after the issuance date. The conversion rate is $10.00 divided by the Conversion Price, which is based on a predetermined formula.

During fiscal 1997, 244,500 shares and the related accrued dividends were converted to 6,121,766 shares of common stock. During fiscal 1998, 330,500 shares and the related accrued dividends were converted to 11,227,608 shares of common stock pursuant to a litigation settlement. See LITIGATION ON SERIES "C" CONVERTIBLE PREFERRED STOCK below, for discussion.

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

LITIGATION ON SERIES "C" CONVERTIBLE PREFERRED STOCK. Subsequent to the Company suspending the conversion of the Series "C" Preferred Stock, a shareholder group filed an action against the Company in the United States District Court in New York. The shareholders sought to compel the Company to resume conversion of the Class "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholder's original investment in the amount of $1,337,500.

In December 1996, a second shareholder group filed an action against the Company in the United States District Court in California. The shareholders sought to compel the Company to resume conversion of the Class "C" Preferred Stock or, in the alternative, to rescind the subscription agreement and recover the shareholder's original investment in the amount of $2,367,500, plus interest and punitive damages.

As of June 1997, the Company had established a $500,000 reserve for potential losses related to these 2 cases. In August 1997, the Company reached a settlement with all but two of the Series "C" shareholders. In August 1999 and May 2000 a settlement was reached with the final two shareholders who converted 1,250,000 and 2,000,000 shares to common stock resulting in $620,000 in additional reserves.

SERIES "D" CONVERTIBLE PREFERRED STOCK. During March 1999, the Company made a private placement offering of 9,000,001 shares of its Series "D" $0.01 par value convertible preferred stock. As of June 30, 1999, all Series "D" Preferred Stock shares had been converted to shares of common stock for services valued at $90,000.

DIVIDENDS ON PREFERRED STOCK. Both series of preferred stock pay dividends at a rate of $0.60 per share per year. These dividends are cumulative and shall accrue day by day whether or not declared. All dividends are payable in common stock of the Company and paid only upon conversion. Cash dividends may be paid at the discretion of the Company's Board of Directors, however no common stock dividends may be declared or paid to the common stock holders until the preferred stock holders have been paid their dividends in full. As of June 30, 1996 and 1997, accrued dividends on preferred stock were not material.

14.     INCOME  TAXES
        -------------

Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standard #109 (FAS 109), "Accounting for Income Taxes." Under FAS 109, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each yearend. The Company's net operating loss carryforwards expire in varying amounts through 2015. However, since inception, the Company has reported losses for income taxes and financial reporting purposes, accordingly, no provisions for Federal or State income taxes were provided. A 100% valuation allowance was provided each year since management could not determine that it was more likely than not the net deferred tax asset would be realized.

15.     COMMITMENTS  AND  CONTINGENCIES
        -------------------------------

GOING  CONCERN  CONTINGENCY.  See  note  3.

OFFICE LEASE. The Company leased office space in Irvine, California under a 3-year lease, beginning in April 15, 1996 and continuing through April 14, 1999. Additionally, the Company leased certain equipment and automobiles with varying terms between 3 and 5 years. The Company vacated the premises and stopped payment on all leases in conjunction with the cessation of operations in March 1997; the equipment and automobiles were returned to the lessor. The Company believes it honored the leases to the best of its ability and used its best efforts to settle the commitments. In 1997, the Company had certain UCC filings against it related to these leases. While the Company plans to vigorously defend itself against these claims, approximately $110,000 was accrued for potential losses as of June 1997 and an additional $200,000 was accrued as of June 1998. Through June 2000, no judgments have been obtained against the Company related to the UCC filings.

EMPLOYMENT AGREEMENTS. During fiscal 1996 and 1997, the Company entered into 5-year employment agreements with each of its and its subsidiaries' officers. Each agreement provided for cash bonuses and stock based incentives based on predetermined formulas related to the future profitability of the Company. All the agreements included a clause that the agreement terminated with the termination of the Company's business; all contracts were terminated in 1997. In fiscal 2000, the Company entered into new employment agreements with its officers. Both the Chairman and the President gave 5-year commitments, and both officers of StarTronix.com gave 3-year commitments. Each of these contracts provide for bonuses if certain level in sales are achieved.

CONTINGENCY RESERVES. In addition to the reserves related to the leases discussed in this footnote above, and the reserves established for the Preferred "C" litigation (see note 11), the Company has established approximately $400,000 in reserves for potential losses related to the suspension of its operations in June 1997.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August  4,  2000               STARTRONIX  INTERNATIONAL,  INC.


                                       /s/  Greg  Gilbert
                                       ______________________________
                                       By:  Greg  Gilbert
                                       Its:  President

Dated:  August  4, 2000               /s/Robert  Hart
                                      ______________________________
                                      By:  Robert  Hart  (1)
                                      Its:  Chief  Financial  Officer

     (1) Mr. Hart joined the Company subsequent to June 30, 1999, and as such his biographical information is not included in this filing. His complete biographical information will be included in the Company's Form 10-KSB for the year ended June 30, 2000.