Form 10KSB
period 1998-06-30
STARTRONIX INTERNATIONAL INC
filed 2000-08-08
CIK 761895

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934

     FOR  THE  FISCAL  YEAR  ENDED  JUNE  30,  1998

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

     State  issuer's  revenues  for  its  most  recent  fiscal  year.     None.

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $436,164, based on the closing price of $0.001 for the common stock on June 30, 1998.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1998, there were 47,216,393 shares of common stock, par value $0.001, issued and outstanding.


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

ITEM  1  -  DESCRIPTION  OF  BUSINESS

OVERVIEW

     On or about March 1997, management of the Company suspended all operations due to a lack of funding. As a result, the Company had no revenues during the fiscal year ended June 30,1998. The disclosure contained in this Part I describes the business and operations of the Company assuming it had not been suspended based on management's assumption that the Company will at some point in the future resume operations. During the year ended June 30, 1998, the Company's only activity was the search for capital to revive the Company's operations and to carry out its business plan (as discussed below).

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

COMPETITION

     During the year ended June 30, 1998, the Company believed that the StarScreen had no competitors. There are many large company's who do sell computers, software, on-line services and connectivity but none that have combined all aspects to run a home-based business. There are several companies such as Oracle, Sony, and Apple that have announced their future version of an Internet Terminal. All of these companies are relying on a TV set top box. These units are not independent and need other appliances such as a TV in order to work. In addition, they do not provide expandability or portability like the StarScreen and are not packaged in a familiar appliance already in the home -- the telephone.

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

EMPLOYEES

     As of June 30, 1998 due to the suspension of operations by the Company, there were no employees other than the President, Greg Gilbert.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     The Company vacated its corporate offices in Irvine, California in conjunction with the suspension of operations in March 1997. The premises was leased at a monthly rental of $14,600 for a thirty-six (36) month period, expiring in April 1999. When the Company vacated the premises, it stopped payment on all leases.

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

     On November 7,1996 a suspension of conversion of the Series "C" Convertible Preferred stock was announced to preferred stockholders as a result of irregularities in the trading of StarTronix' Common Stock which management believes is related to the conversion terms of the Regulation S private placement. A shareholder has brought an action against the Company to compel the conversion of certain class "C" Preferred Stock to Common stock or to rescind the subscription agreement and recover the shareholders' original investment in the amount of $1,337,500. The Company has answered and counter claimed denying the allegations of the complaint and asserting counter claims against the plaintiff for misrepresentations and security law violations.

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

                               PART  II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     The Company's common stock was traded on NASDAQ National Market until October 22, 1993. Effective on that date, the NASDAQ removed the Company from the National Market System because the Company no longer met the price per share qualifications for such listing. The Company's common Stock is still reported on the NASD Over the Counter Exchange. All available quarterly high and low sales prices of the Company's stock for the two years preceding June 30, 1998 are listed in the table below, as adjusted to reflect a 10 for 1 reverse stock split January 20, 1994.


                                       BID PRICES
        YEAR        PERIOD         HIGH            LOW

        1998     First Quarter     .03            .02
                 Second Quarter    .02            .02
        1997     First Quarter     .68            .23
                 Second Quarter    .65            .16
                 Third Quarter     .21            .08
                 Fourth Quarter    .08            .01
        1996     First Quarter    2.50            .44
                 Second Quarter   2.16           1.09
                 Third Quarter.   1.50            .81
                 Fourth Quarter   1.25            .45
        1995     First Quarter    1.38           1.38
                 Second Quarter   1.31           1.31
                 Third Quarter.   1.50            .84
                 Fourth Quarter   1.10            .53

NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the Company as of the close of business on June 30, 1998 was approximately 1,000. Many of the shares of the Company's common stock are held in "street name" and consequently reflect numerous additional beneficial owners. In addition, due to the change of transfer agents twice between June 30, 1997 and the date of this report, the Company is estimating the number of shareholders for purposes hereof.

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

     From August through October 1997, pursuant to a settlement agreement entered into with the holders of the Series "C" Preferred Stock, an aggregate of 11,699,095 shares of common stock were issued upon surrender of the Preferred Stock for conversion.

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

RESULTS  OF  OPERATIONS

     During the year ended June 30, 1998, the Company reported revenues of zero and a net loss of $787,813 compared to revenues of $1,846,772 and a net loss of $15,338,481 for the year ended June 30, 1997.

     During the year ended June 30, 1998, the Company incurred operating expenses of $757,813, resulting in an operating loss of $757,813, compared with operating expenses and loss of $14,114,496 and $13,243,806, respectively, for the year ended June 30, 1997. The operating expenses for the current period include other selling, general and administrative expenses of $633,972, which consists primarily of general overhead expenses during the Company's suspension of operations and search for additional capital.

     For the year ended June 30, 1998, the Company incurred other expenses equal to $30,000, which consisted entirely of interest expense. This is compared to other expenses of $2,094,675 for the year ended June 30, 1997.

As a result of the above, the Company incurred a net loss of $787,813, or $0.02 per share, for the year ended June 30, 1998, as compared to $15,338,481, or $0.61 per share, for the year ended June 30, 1997.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For the fiscal year ended June 30, 1998, cash used in operating activities was equal to $7,975, as compared to $5,391,832 for the year ended June 30, 1997.

     At June 30, 1998, as a result of the suspension of operations by management and the related write-down of all of the Company's assets, the only asset consisted of $56,500 representing a deposit held in connection with a joint venture. This is compared to total assets of $67,475 at June 30, 1997.

     At June 30, 1998, total liabilities were equal to $5,310,864 as compared to $4,531,026 at June 30, 1997. This increase was due to an increase in the accrued expenses, including general and administrative expenses of $660,911.

     As a result of the above, total stockholders equity went from a deficit of $4,463,551 at June 30, 1997 to a deficit of $5,254,364 at June 30, 1998.

     The Company's independent certified public accountants' report on the June 30, 1998 consolidated financial statements contained an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies. To carry out its planned activities, the Company requires additional capital infusion. The success of management's plan for the continuation of the Company as a going concern is dependent upon the Company's ability to raise working capital and successfully market its premier product, the StarScreen.

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

                               PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the directors and executive officers of the Company as of June 30, 1998, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:

Name                    Age          Positions
----                    ---          ---------


Greg  Gilbert           55  Mr.  Gilbert  has  been  CEO  of  StarTronix and a
  Chairman & CEO            since  April 15, 1994 and is also owner of Gilbert &
  of Startronix Intl.       Associates,  a  financial  investment and consulting
                            firm since  1971.

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

To the Company's knowledge, the following officers and directors have been delinquent in their Section 16(a) filing requirements:

Name                         Times  Delinquent
----                         -----------------

Greg  Gilbert                    five
J.  Michael  Sellards            four
Norman  Shink                    four
Gerald  Fitch                    four

ITEM  10  -  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 1996, 1997, and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Note that all employment contracts were cancelled and employees were terminated except the President, Greg Gilbert, with the suspension of operations in 1997. Additionally, Greg Gilbert, President, agreed to waive any salary until such time as adequate funding was found to revive operations.


                           SUMMARY COMPENSATION TABLE


                        Annual Compensation                           Long Term Compensation
                        -------------------                        ----------------------------
                                                                      Awards         Payouts
                                                                   ------------- --------------
                                                                      Securities
                                         Other Annual  Restricted     Underlying LTIP         All Other
Name and Principal      Salary   Bonus   Compensation  Stock Awards   Options    Payouts ($)  Compensation
Position        Year     ($)      ($)         ($)          ($)        SARs(#)                     ($)

Greg Gilbert    1998  $120,000    -0-        -0-           -0-          -0-          -0-          -0-
(President, CEO)
                1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

                1996  $164,650    -0-        -0-           -0-          -0-          -0-          -0-

James Valle (2) 1998  $110,000    -0-        -0-           -0-          -0-          -0-          -0-
CFO
                1997  $110,000    -0-        -0-           -0-          -0-          -0-          -0-

Gerald Fritch(3)1998  $120,000    -0-        -0-           -0-          -0-          -0-          -0-
COO
                1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

                1996  $115,000    -0-        -0-        $162,600(7)     -0-          -0-          -0-

Norman M. Shink 1998  $144,000    -0-        -0-           -0-          -0-          -0-          -0-
(4)
                1997  $144,000    -0-        -0-           -0-          -0-          -0-          -0-

                1996   $47,031    -0-        -0-           -0-         100,000       -0-       $16,009 (9)

J. Michael      1998  $120,000    -0-        -0-           -0-          -0-          -0-          -0-
Sellards (5)
                1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

                1996  $104,500    -0-        -0-           -0-          -0-          -0-      $130,000 (8)

Christopher Reid 1998 $102,000    -0-        -0-           -0-          -0-          -0-          -0-
(6)
                1997  $102,000    -0-        -0-           -0-          -0-          -0-          -0-

                1996     -0-      -0-        -0-           -0-          -0-          -0-          -0-


                                  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                           (INDIVIDUAL GRANTS)

                        NUMBER OF SECURITIES     PERCENT OF TOTAL
                        UNDERLYING               OPTIONS/SAR'S GRANTED    EXERCISE OF
                        OPTIONS/SAR'S GRANTED    TO EMPLOYEES IN FISCAL   BASE PRICE
NAME                          (#)                YEAR                     ($/Sh)           EXPIRATION DATE
------------------------------------------------------------------------------------------------------
N/A                          N/A                     N/A                      N/A              N/A


                          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                    AND FY-END OPTION/SAR VALUES                      Value of Unexercised
                                                                                      In-The-Money
                                                            Number of Unexercised     Option/SARs At
                       Shares                               Securities Underlying     FY-End ($)
                       Acquired On        Value             Options/SARs At FY-End    Exercisable/
Name                   Exercise (#)       Realized ($)      Exercisable/Unexercisable Unexercisable
----                   -----------       -------------     -------------------------- ----------------

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

     (4) Pursuant to a five year employment agreement, which expires on February 28, 2001, between the Company and Norman M. Shink,Mr. Shink is entitled to an annual base salary of $144,000. The agreement also provides that Mr. Shink is entitled to a salary adjustment and eligible for a bonus on a graduating-scale based on the performance of the Company. In addition to salary and bonus, under the terms of his employment agreement the Company is required to provide Mr. Shink with other benefits including health and dental insurance coverage.
Mr. Shink was granted a stock option to purchase 100,000 shares at an exercise price of $1.50 per share. Pursuant to the employment agreement, Mr. Shink is required to devote his productive time and best efforts to the business of the Company, as reasonable directed by the Board of Directors. If Mr. Shink is terminated by the Company under certain circumstances, he will be entitled to severance pay under the employment agreement of up to one half of his annual base salary.

     (5) Pursuant to a five year employment agreement, which expires on June 1, 2001, between the Company and J. Michael Sellards, Mr. Sellards is entitled to an annual base salary of $120,000. The agreement also provides that Mr. Sellards is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the Company's net income exceeds $1,500,000. In addition to salary and bonus, under the terms of his employment agreement the Company is required to provide Mr. Sellards with other benefits consistent with those provided to similarly situated executives of the Company. Pursuant to the employment agreement, Mr. Sellards is required to devoted his full productive time to the business of the Company, as directed by the Board of Directors. If Mr. Sellard's employment is terminated by him or the Company under certain circumstances, including a change in control of the Company, he will be entitled to severance pay under the employment agreement of up to one year of his then current salary and group health insurance coverage; Mr. Sellards will also be eligible for a payment after two years of at least $250,000 provided he complies with certain confidentiality and non-competition terms of his agreement.

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

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1998, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.



                                       Name and Address of               Amount and Nature of       Percent of
Title of Class                         Beneficial Owner (1)              Beneficial Ownership       Class
------------------------             --------------------------         ------------------------    ----------
Common Stock                         Greg Gilbert                             2,800,000                5.9%

Common Stock                         Rana Investment (2)                      3,750,000                7.9%

Common Stock                         Spectrum Business Resources (2)(3)       8,227,608               17.4%

All Officers and Directors
as a  Group (1 Person)                                                        2,800,000                5.9%
                                                                           ==============             ======

     (1) Unless otherwise noted, the address of the shareholder is the same as the address of the Company.

     (2)     Address  Unknown.

     (3) The shares issued to Spectrum Business Resources were issued as a "pool" for the settlement of a lawsuit brought by certain Series "C" Convertible Preferred Stock holders. These shares were subsequently retired.

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

     (7) Form 8-K, dated August 27, 1997 and filed with the Commission on August 27, 1997, reporting the engagement of Kelly & Company to audit the Company's financial statements. Kelly & Company did not perform the audit. In October 1999, the Company re-engaged Strabala, Ramirez & Associates, Inc. as the Company's independent auditors. No Form 8-K was filed to reflect the re-engagement of Strabala, Ramirez & Associates, Inc.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                          INDEPENDENT AUDITORS' REPORT
                            AND FINANCIAL STATEMENTS
                          AS OF AND FOR THE YEARS ENDED
                             JUNE 30, 1997 AND 1998

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

     Notes  to  Financial  Statements                                  6-15

                          INDEPENDENT AUDITORS' REPORT


To:     The  Board  of  Directors  of
        STARTRONIX  INTERNATIONAL  INC.

We have audited the accompanying consolidated balance sheets of STARTRONIX INTERNATIONAL INC. (a Delaware corporation) as of June 30, 1997 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STARTRONIX INTERNATIONAL INC. as of June 30, 1997 and 1998 and the results of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.

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

/s/  Strabala, Ramirez & Associates, Inc.

STRABALA,  RAMIREZ  &  ASSOCIATES,  INC.



July  21,  2000
Irvine,  California

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                           CONSOLIDATED BALANCE SHEETS

        The accompanying notes are an integral part of these statements.

                               [GRAPHIC  OMITED]

                                                                    6/30/97        6/30/98
                                                               -------------  -------------
 ASSETS

 Current assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     10,975   $          -
                                                               -------------  -------------
     Total current assets . . . . . . . . . . . . . . . . . .        10,975              -

 Deposit. . . . . . . . . . . . . . . . . . . . . . . . . . .        56,500         56,500
                                                               -------------  -------------

 Total Assets . . . . . . . . . . . . . . . . . . . . . . . .  $     67,475   $     56,500
                                                               =============  =============


 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
   Accounts payable - trade . . . . . . . . . . . . . . . . .  $  2,032,234   $  2,091,161
   Due to related parties . . . . . . . . . . . . . . . . . .       659,719        719,719
   Due to officers and directors. . . . . . . . . . . . . . .       277,058        277,058
   Accrued expenses, including interest . . . . . . . . . . .     1,162,015      1,822,926
   Related party notes payable. . . . . . . . . . . . . . . .       400,000        400,000
                                                               -------------  -------------
     Total current liabilities. . . . . . . . . . . . . . . .     4,531,026      5,310,864

 Commitments and contingencies (See Note14) . . . . . . . . .             -              -

 Stockholders' equity (deficit) :
   Preferred stock, $.01 par value, 10,000,000 authorized:
    Series "C" Convertible Preferred Stock,  $.01 par value,
      395,500 and 65,000 shares issued and outstanding at
      June 30, 1997 and June 30, 1998 . . . . . . . . . . . .         3,955            650
   Common stock, $.001 par value; 50,000,00 shares
    authorized; 38,517,298 and 47,216,393 shares issued and
    outstanding at June 30, 1997 and June 30, 1998. . . . . .        38,517         47,216
   Additional paid-in capital . . . . . . . . . . . . . . . .    23,512,713     23,504,319
   Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (28,018,736)   (28,806,549)
                                                               -------------  -------------
     Total stockholders' equity (deficit) . . . . . . . . . .    (4,463,551)    (5,254,364)
                                                               -------------  -------------

 Total Liabilities and Stockholders' Equity (Deficit) . . . .  $     67,475   $     56,500
                                                               =============  =============



        The accompanying notes are an integral part of these statements.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              YEAR ENDED
                                                   6/30/97       6/30/98
                                              -------------  ------------

 Sales . . . . . . . . . . . . . . . . . . .  $  1,846,772   $         -
 Cost of sales . . . . . . . . . . . . . . .       976,082             -
                                              -------------  ------------
   Gross profit. . . . . . . . . . . . . . .       870,690             -

 Operating expenses:
   Professional services and consulting. . .     1,785,742       118,927
   Financial marketing services. . . . . . .     1,292,160             -
   Distributor commission and fees . . . . .       668,992             -
   Start up and development costs. . . . . .       586,404             -
   Advertising . . . . . . . . . . . . . . .       613,122             -
   Salary expenses . . . . . . . . . . . . .     2,450,132         4,914
   Write down of impaired assets . . . . . .     5,386,591             -
   Depreciation and amortization . . . . . .       173,692             -
   Other selling, general and administrative     1,157,661       633,972
                                              -------------  ------------
     Total operating expenses. . . . . . . .    14,114,496       757,813

 Operating loss. . . . . . . . . . . . . . .   (13,243,806)     (757,813)
                                              -------------  ------------

 Other (income) expense:
   Interest income . . . . . . . . . . . . .      (111,381)            -
   Interest expense. . . . . . . . . . . . .        30,000        30,000
   Loss on investments . . . . . . . . . . .     2,066,250             -
   Other expense . . . . . . . . . . . . . .       109,806             -
                                              -------------  ------------
    Total other (income) expense . . . . . .     2,094,675        30,000

 Net loss. . . . . . . . . . . . . . . . . .  $(15,338,481)  $  (787,813)
                                              =============  ============

 Net loss per share. . . . . . . . . . . . .  $      (0.61)  $     (0.02)
                                              =============  ============
 Weighted average shares outstanding . . . .    24,963,189    45,280,458
                                              -------------  ------------

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                               CLASS "B"
                                                             COMMON STOCK                      PREFERRED STOCK
                                                             SHARES         AMOUNT             SHARES            AMOUNT
                                                             -------------  -----------------  ----------------  -----------

BALANCE AT JUNE 30, 1996. . . . . . . . . . . . . . . . . .    15,475,277   $         15,475            90,000   $       900
  Issuance of common stock for:
    Payment of services ($1.50 per share) . . . . . . . . .       600,000                600                 -             -
    Payment of services ($1.00 per share) . . . . . . . . .       215,800                216                 -             -
    Conversion of preferred "B" stock ($0.97 per share) . .       259,352                260           (25,000)        (250)
    Dividends on preferred "B" stock. . . . . . . . . . . .         3,420                  3                 -             -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .             -                  -                 -             -
    Conversion of preferred "C" stock ($0.60 per share) . .     2,138,296              2,138                 -             -
    Dividends on preferred "C" stock. . . . . . . . . . . .        24,001                 24                 -             -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -                  -                 -             -
    Debt settlement, with former officer ($0.695 per share)       110,000                110                 -             -
    Conversion of preferred "B" stock ($0.97 per share) . .       668,899                669           (65,000)        (650)
    Dividends on preferred "B" stock. . . . . . . . . . . .        21,176                 21                 -             -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -                  -                 -             -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .             -                  -                 -             -
    Conversion of preferred "C" stock ($0.45 per share) . .     3,946,182              3,946                 -             -
    Dividends on preferred "C" stock. . . . . . . . . . . .        13,287                 13                 -             -
    Sale of common stock for working capital ($.40 per
    share net of costs) . . . . . . . . . . . . . . . . . .     3,750,000              3,750                 -             -
    Sale of common stock for working capital ($.50 per
    share net of costs) . . . . . . . . . . . . . . . . . .        64,000                 64                 -             -
    Realized loss on 1,500,000 shares of AmWest
    Environmental Group . . . . . . . . . . . . . . . . . .             -                  -                 -             -
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .     3,000,000              3,000                 -             -
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .     8,227,608              8,228                 -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .             -                  -                 -             -
                                                             -------------  -----------------  ----------------  -----------
BALANCE AT JUNE 30, 1997. . . . . . . . . . . . . . . . . .    38,517,298   $         38,517                 -   $         -
    Preferred "C" stock settlement. . . . . . . . . . . . .     1,169,902              1,170                 -             -
    Preferred "C" stock settlement. . . . . . . . . . . . .     8,774,279              8,774                 -             -
    Cancellation of shares. . . . . . . . . . . . . . . . .    (3,000,000)            (3,000)                -             -
    Preferred "C" stock settlement. . . . . . . . . . . . .     1,754,914              1,755                 -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .             -                  -                 -             -
                                                             -------------  -----------------  ----------------  -----------
BALANCE AT JUNE 30, 1998. . . . . . . . . . . . . . . . . .    47,216,393   $         47,216                 -   $         -
                                                             =============  =================  ================ ============

<BTB>
                                                             CLASS "C"                         ADDITIONAL        UNREALIZED
                                                             PREFERRED STOCK                   PAID IN           HOLDING
                                                             SHARES         AMOUNT             CAPITAL           GAINS (LOSSES)
                                                             -------------  -----------------  ----------------  -----------

BALANCE AT JUNE 30, 1996. . . . . . . . . . . . . . . . . .        15,000                150        $15,553,068 $(1,166,250)
  Issuance of common stock for:
    Payment of services ($1.50 per share) . . . . . . . . .             -                  -            899,400            -
    Payment of services ($1.00 per share) . . . . . . . . .             -                  -            215,584            -
    Conversion of preferred "B" stock ($0.97 per share) . .             -                  -                (10)           -
    Dividends on preferred "B" stock. . . . . . . . . . . .             -                  -                 (3)           -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .       443,250              4,433          3,971,532            -
    Conversion of preferred "C" stock ($0.60 per share) . .     (127,500)             (1,275)              (863)           -
    Dividends on preferred "C" stock. . . . . . . . . . . .             -                  -                (24)           -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -                  -                 -     (255,000)
    Debt settlement, with former officer ($0.695 per share)             -                  -             76,304            -
    Conversion of preferred "B" stock ($0.97 per share) . .             -                  -                (19)           -
    Dividends on preferred "B" stock. . . . . . . . . . . .             -                  -                (21)           -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -                  -                 -     (645,000)
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .       191,750              1,917          1,272,268            -
    Conversion of preferred "C" stock ($0.45 per share) . .      (127,000)            (1,270)            (2,676)           -
    Dividends on preferred "C" stock. . . . . . . . . . . .             -                  -                (13)           -
    Sale of common stock for working capital ($.40 per
    share net of costs) . . . . . . . . . . . . . . . . . .             -                  -          1,496,250            -
    Sale of common stock for working capital ($.50 per
    share net of costs) . . . . . . . . . . . . . . . . . .             -                  -             31,936            -
    Realized loss on 1,500,000 shares of AmWest
    Environmental Group . . . . . . . . . . . . . . . . . .             -                  -                 -     2,066,250
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .             -                  -                 -             -
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .             -                  -                 -             -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .             -                  -                 -             -
                                                             -------------  -----------------  ----------------  -----------
BALANCE AT JUNE 30, 1997. . . . . . . . . . . . . . . . . .       395,500   $          3,955       $23,512,713   $         -
    Preferred "C" stock settlement. . . . . . . . . . . . .             -                  -            (1,170)            -
    Preferred "C" stock settlement. . . . . . . . . . . . .      (330,500)            (3,305)           (5,469)            -
    Cancellation of shares. . . . . . . . . . . . . . . . .             -                  -                 -             -
    Preferred "C" stock settlement. . . . . . . . . . . . .             -                  -            (1,755)            -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .             -                  -                 -             -
                                                             -------------  -----------------  ----------------  -----------
BALANCE AT JUNE 30, 1998. . . . . . . . . . . . . . . . . .        65,000   $            650       $23,504,319   $         -
                                                             =============  =================  ================ ============


<BTB>
                                                             ACCUMULATED    TOTAL
                                                             DEFICIT
                                                             -------------  -----------------

BALANCE AT JUNE 30, 1996. . . . . . . . . . . . . . . . . .  $(12,680,255)        $1,723,088
  Issuance of common stock for:
    Payment of services ($1.50 per share) . . . . . . . . .             -            900,000
    Payment of services ($1.00 per share) . . . . . . . . .             -            215,800
    Conversion of preferred "B" stock ($0.97 per share) . .             -                  -
    Dividends on preferred "B" stock. . . . . . . . . . . .               -
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .             -          3,975,965
    Conversion of preferred "C" stock ($0.60 per share) . .             -                  -
    Dividends on preferred "C" stock. . . . . . . . . . . .             -                  -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -           (255,000)
    Debt settlement, with former officer ($0.695 per share)             -             76,414
    Conversion of preferred "B" stock ($0.97 per share) . .             -                  -
    Dividends on preferred "B" stock. . . . . . . . . . . .              -                  -
    Unrealized holding loss (SFAS 115) on 1,500,000
    Shares of AmWest Envirnomental Group. . . . . . . . . .             -           (645,000)
    Convertible preferred stock for working capital
    ($10.00 per share, net of issue costs). . . . . . . . .             -          1,274,185
    Conversion of preferred "C" stock ($0.45 per share) . .             -                  -
    Dividends on preferred "C" stock. . . . . . . . . . . .             -                  -
    Sale of common stock for working capital ($.40 per
    share net of costs) . . . . . . . . . . . . . . . . . .             -          1,500,000
    Sale of common stock for working capital ($.50 per
    share net of costs) . . . . . . . . . . . . . . . . . .             -             32,000
    Realized loss on 1,500,000 shares of AmWest
    Environmental Group . . . . . . . . . . . . . . . . . .             -          2,066,250
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .             -              3,000
    "Pool" to settle lawsuit. . . . . . . . . . . . . . . .             -              8,228
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .   (15,338,481)       (15,338,481)
                                                             -------------  -----------------
BALANCE AT JUNE 30, 1997. . . . . . . . . . . . . . . . . .   (28,018,736)   $     (4,463,551)
    Preferred "C" stock settlement. . . . . . . . . . . . .             -                  -
    Preferred "C" stock settlement. . . . . . . . . . . . .             -                  -
    Cancellation of shares. . . . . . . . . . . . . . . . .             -             (3,000)
    Preferred "C" stock settlement. . . . . . . . . . . . .             -                  -
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .      (787,813)          (787,813)
                                                             -------------  -----------------
BALANCE AT JUNE 30, 1998. . . . . . . . . . . . . . . . . .   (28,806,549)  $     (5,254,364)
                                                             =============  =================


        The accompanying notes are an integral part of these statements.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                               [GRAPHIC  OMITED]



                                                                                            YEAR ENDED
                                                                                           -------------
                                                                                                6/30/97     6/30/98
                                                                                           -------------  ----------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(15,338,481)  $(787,813)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
      Write off of abandoned assets and investments . . . . . . . . . . . . . . . . . . .     5,133,759           -
      Issuance of common stock for fees & services. . . . . . . . . . . . . . . . . . . .     1,203,442           -
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .       173,692           -
    Changes in assets and liabilities:
      Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        60,027           -
      Subordinated debentures receivable. . . . . . . . . . . . . . . . . . . . . . . . .       717,002           -
      Other current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,658,727     779,838
                                                                                           -------------  ----------
Cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,391,832)     (7,975)
                                                                                           -------------  ----------

Cash flows from investing activities:
  Acquisition of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (915,642)          -
  Investment of joint venture (Canadian Trust Account). . . . . . . . . . . . . . . . . .       (43,645)          -
                                                                                           -------------  ----------
Cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (959,287)          -
                                                                                           -------------  ----------

Cash flows from financing activities:
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,532,000           -
  Issuance of Preferred "C" Stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,827,739           -
  Retirement of Preferred "C" Stock . . . . . . . . . . . . . . . . . . . . . . . . . . .             -      (3,305)
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -       8,699
  Distribution of Additional Paid-In-Capital. . . . . . . . . . . . . . . . . . . . . . .             -      (8,394)
                                                                                           -------------  ----------
Cash provided by (used in) financing activities . . . . . . . . . . . . . . . . . . . . .     6,359,739      (3,000)
                                                                                           -------------  ----------

  Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,620     (10,975)
  Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,355      10,975
                                                                                           -------------  ----------
  Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     10,975   $       -
                                                                                           =============  ==========


Supplemental information: No amounts were paid for interest or taxes during the periods.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     - 15 -
1.     NATURE  OF  OPERATIONS  AND  ACCOUNTING  POLICIES
       -------------------------------------------------

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

STARTRONIX, INC. (FORMERLY SMARTCOM INTERNATIONAL, INC.). SmartCom was incorporated in Delaware in January 1994. In April 1994, pursuant to a Plan and Agreement of Reorganization, Gold Express issued 2,800,000 shares of its common stock to the sole shareholder of SmartCom in exchange for all of the outstanding shares of common stock of SmartCom, making the Investor a 43.25% shareholder of Gold Express. The effect of the transaction shifted the control of the Company.

In August 1995, SmartCom changed its name to StarTronix USA Inc. before changing its name again in May 1996, to StarTronix Inc. In fiscal 1996 and 1997, StarTronix Inc was the operating entity of the Company, engaged in enlisting independent distributors as well as marketing and selling the Company 's products.

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

GLOBAL TELCOM INC. (FORMERLY GLOBAL LONG DISTANCE COMPANY, INC.). In December 1994, the Company issued 500,000 shares of its common stock in exchange for all the outstanding shares of common stock of Global TelCom Inc. (formerly Global Long Distance Company, Inc.) Global TelCom was a provider of products and services relating to long distance telephone and debit card services.

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

STARTRONIX MARKETING N.A. INC. In June 1996, the Company established a new wholly owned subsidiary, StarTronix Marketing N.A. Inc., an Ontario Canada corporation, to provide access to Canadian markets for the Company's telecommunications products and services. StarTronix Marketing has had no operations.

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

STARTRONIX ESOLUTIONS, INC. The Company established and incorporated this wholly owned subsidiary in Delaware on October 1, 1999. eSolutions, located in Atlanta, Georgia, is a business development and Internet services provisioning company; operations have not yet begun.

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

In April 1996, the Company placed a deposit with its vendors to cover tooling costs and to secure delivery of inventory, primarily the StarScreen. The
Company received its first shipment in the 2nd quarter of fiscal 1997 and forwarded additional deposits for the next shipment of the StarScreen. After receiving FCC approval on the StarScreen in January 1997, the Company immediately began selling the StarScreen. Gross sales are made up of the following:

                                              June 30,
                                     ---------------------------
                                        1997            1998
                                     ---------        ----------
Starter Kit Sales                   $1,304,850        $       -
StarScreen Sales                       502,233                -
Other                                   39,689                -
                                     ---------        ----------
Total Sales                          $1,846,772       $       -
                                     =========        ==========


(See note 3 for discussion of events surrounding the loss of deposits paid for StarScreen inventory, and the write-off of Starter Kit and other inventory that occurred in fiscal 1997.)

5.     PREPAID  PRODUCTION  COSTS
       --------------------------

PREPAID PRODUCTION COSTS (INFOMERCIAL). In October 1994, the Company contracted with a related party , U.S. Corporate Development Group, Inc. (USCDG) to produce a half-hour infomercial related to its StarScreen and direct sales marketing plan, issuing 500,000 shares of the Company's common stock in satisfaction of the $300,000 contract price. The $300,000 was capitalized as prepaid production costs.

As of June 30, 1996, production of the infomercial had been delayed as no product was available and the Company's direct sales marketing was just beginning. The infomercial was scheduled to air in January 1997. During 1997, the Company encountered financing shortages and sales of the StarScreen product were suspended. Therefore, the $300,000 was written off in March 1997.

6.     INVESTMENTS  IN  MINERAL  PROPERTIES
       ------------------------------------

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

7.     OTHER  INVESTMENTS
       ------------------

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

8.     SUBORDINATED  DEBENTURES  RECEIVABLE
       ------------------------------------

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

9.     RELATED  PARTY  NOTE  PAYABLE
       -----------------------------

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

In December 1999, the Company settled in full by issuing 700,000 shares of restricted common stock valued at $983,500, discounted 50% for the restriction. Additionally, the Company granted Phoenix opand options to purchase 300,000 shares of common stock at $1.50 per share. In December 1999, the balance outstanding totaled $531,358, including accrued interest of $128,750. The difference between the settlement and the balance outstanding has been recorded as a $452,142 gain.

10.     RELATED  PARTY  TRANSACTIONS
        ----------------------------

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

11.     COMMON  STOCK
        -------------

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

CONVERSION  OF  PREFERRED  STOCK.  (See  note  12.)

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

12.     PREFERRED  STOCK
        ----------------

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

SERIES "C" CONVERTIBLE PREFERRED STOCK. During fiscal 1996, the Company made a private placement offering of 650,000 shares of its Series "C" $0.01 par value convertible preferred stock. As of June 30, 1996, the Company had issued 15,000 shares for $150,000, less $24,017 in issue costs. As of June 30, 1997, the Company had issued an additional 635,000 shares for $6,350,000 less $938,075 in issue costs. The Series "C" preferred stock is convertible into common stock at any time 41 days after the issuance date. The conversion rate is $10.00 divided by the Conversion Price, which is based on a predetermined formula. During fiscal 1997, 244,500 shares and the related accrued dividends were converted to 6,121,766 shares of common stock. During fiscal 1998, 330,500 shares and the related accrued dividends were converted to 11,227,608 shares of common stock pursuant to a litigation settlement. See LITIGATION ON SERIES "C" CONVERTIBLE PREFERRED STOCK below, for discussion.

In November 1996, the Company suspended the conversion of its Series "C" Convertible Preferred Stock as a result of the market irregularities in the trading of the Company's common stock, which management believes is related to the conversion terms contained in the private placement offering of the Series "C" Preferred Stock. The suspension of the conversion provisions of the private placement offering is more fully described in the Company's 8-K filed with the SEC on October 25, 1996.

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

As of June 1997, the Company had established a $500,000 reserve for potential losses related to these 2 cases. In August 1997, the Company reached a settlement with all but two of the Series "C" shareholders wherein the Company honored the holders' conversions. In August 1999 and May 2000 a settlement was reached with the final two shareholders who converted their Series "C" Preferred Stock into 1,250,000 and 2,000,000 shares of common stock, respectively, resulting in $620,000 in additional reserves.

SERIES "D" CONVERTIBLE PREFERRED STOCK. During March 1999, the Company made a private placement offering of 9,000,001 shares of its Series "D" $0.01 par value convertible preferred stock. As of June 30, 1999, all Series "D" Preferred Stock shares had been converted to shares of common stock for services valued at $90,000.

DIVIDENDS ON PREFERRED STOCK. Both series of preferred stock pay dividends at a rate of $0.60 per share per year. These dividends are cumulative and shall accrued day by day whether or not declared. All dividends are payable in common stock of the Company and paid only upon conversion. Cash dividends may be paid at the discretion of the Company's Board of Directors, however no common stock dividends may be declared or paid to the common stock holders until the preferred stock holders have been paid their dividends in full. As of June 30, 1998 and 1999, accrued dividends on preferred stock were not material.

13.     INCOME  TAXES
        -------------

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

14.     COMMITMENTS  AND  CONTINGENCIES
        -------------------------------

GOING  CONCERN  CONTINGENCY.  See  note  3.

OFFICE LEASE. The Company leased office space in Irvine, California under a 3-year lease, beginning in April 15, 1996 and continuing through April 14, 1999. Additionally, the Company leased certain equipment and automobiles with varying terms between 3 and 5 years. The Company vacated the premises and stopped payment on all leases in conjunction with the cessation of operations in March 1997; the equipment and automobiles were returned to the lessor. The Company believes it honored the leases to the best of its ability and used its best efforts to settle the commitments. In 1997, the Company had certain UCC filings against it related to these leases. While the Company plans to vigorously defend itself against these claims, approximately $310,000 was accrued for potential losses as of June 1998 and 1999. Through June 2000, no judgments have been obtained against the Company related to the UCC filings.

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

CONTINGENCY RESERVES. In addition to the reserves related to the leases discussed in this footnote above, and the reserves established for the Preferred "C" litigation, the Company had established approximately $680,000 in reserves for potential losses as of June 1998; during 1999, the Company's president settled the amount outstanding with shares of his personal stock in the Company.

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