Form 10KSB
period 1999-06-30
STARTRONIX INTERNATIONAL INC
filed 2000-08-08
CIK 761895

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.  20549

                                   FORM  10-KSB

[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                   FOR  THE  FISCAL  YEAR  ENDED  JUNE  30,  1999

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

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $58,488, based on the closing price of $0.03 for the common stock on June 30, 1999.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1999, there were 19,949,580 shares of common stock, par value $0.001, issued and outstanding.


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

ITEM  1  -  DESCRIPTION  OF  BUSINESS

HISTORY  OF  THE  COMPANY

     StarTronix International Inc., a Delaware corporation, was incorporated in June 1984 as Gold Express Communications, Inc., and was originally engaged in the business of mining and natural resources. Beginning in 1993, the Company began divesting its mining assets and instead focused on technology sectors. In April 1994, the Company acquired all of the outstanding stock of StarTronix, Inc., a Delaware corporation, which was developing products and services for accessing the Internet using a screen-based telephone, a product line that eventually became the StarScreen System.

     In 1997, the Company was unable to continue the implementation of its business plan due to inadequate capital resources, and suspended all operations until 1999.

SUBSIDIARIES

     STARTRONIX INC. The Company is the sole shareholder of StarTronix Inc., a Delaware corporation which is a marketing company that is concentrating on the development and marketing of home-based services and products, including personal communications and telecommunications products. StarTronix Inc. was sold in September 1999.

     STARTRONIX MARKETING N.A. INC. The Company formed this new subsidiary, a Canadian company, on June 4, 1996 to market the products and services of StarTronix Inc. in the Canadian marketplace. As of the date of this report, this entity has had little activity. StarTronix Marketing N.A. Inc. was dissolved in June 2000.

     STARTRONIX TELCOM INC. The Company is the sole shareholder of StarTronix TelCom Inc., (formerly GoldTone Communications, Inc.), a new subsidiary formed in August 1995 and which changed its name in November 1995 for the purpose of providing specialized long distance telephone and debit card services. StarTronix TelCom Inc. was dissolved in March 1999.

     STARTRONIX ON-LINE INC. The Company formed this new subsidiary in November 1995 to provide on-line services and Internet access to StarTronix. StarTronix On-Line Inc. provides home banking, shopping, bill paying, news, financial services, email and distributor services through the Internet via local dial-up. It is continually expanding its services to meet the emerging needs of its users. No substantial operations will occur until the Company begins to deliver its premier product. StarTronix On-Line Inc. was dissolved in March 1999.

     STARTRONIX.COM, INC. StarTronix.com, Inc. was formed in October 1999, and is a wholly-owned subsidiary of the Company. The subsidiary was formed to market the upgraded StarScreen.

     STARTRONIX ESOLUTIONS INC. StarTronix eSolutions Inc. was formed in December 1999, and is a wholly-owned subsidiary of the Company. The subsidiary was formed to design, develop, and support the technology for the StarScreen.


                                    OVERVIEW

     The Company's mission is to develop the world's first integrated Computing and Communications hardware and software platform or "Personal Internet Platform" for the Home PC and the Small Office Home Office (SOHO) marketplace. The StarScreen System is an "Internet Platform" that will be used by the Company's direct marketing Internet Resellers and their customers to provide one-button push access to the Internet for the user, (many of whom might be first time users of computers as well as the Internet). In addition, the StarScreen System is designed to become a tool for the development of new OEM and Private Label opportunities in the marketplace. StarTronix eSolutions will develop custom vertical markets where the StarScreen System will be the anchor technology solution for a competitive local exchange company, a home-health care services company, etc.

     The StarScreen System is a technology product line being developed by StarTronix eSolutions that seamlessly integrates a desktop computer and either fixed or wireless telephones and intelligent handsets into a complete computing and communications solution for the home PC and small business user. The StarScreen System features a pre-organized Internet menu system enabling on-line banking, bill paying, e-mail, home shopping, video conferencing and many other value added services. All are available at the press of a single button, or a few mouse clicks from the StarTronix eSolutions personalized StarPortal web-site that can be tailored and customized by each user. Some of the targeted applications might include the following:

-     Small  Business  Credit  Card  Solution.

Merchant banks and card clearing companies who service the small business marketplace with credit card merchant services. The StarScreen System can be loaded with industry-specific software for merchants to handle customers credit card transactions using the built-in credit card, smart card, and debit card reader. In addition, other value added business functions can be addressed to enhance their business such as inventory management, (using bar codes), shipping and receiving software to interface with package shipping companies, and other operating and accounting software solutions that can be targeted to small business vertical markets.

-     ILEC's  Serving  the  Residential  Apartments and Condominium Marketplace.

A new class of service provider called an "ILEC" (Independent Local Exchange Company) is now developing new vertical market bundled solutions to what might be described as "Affinity Groups". These are customers who share a geographic area, affinity, club, etc that might want bundled services. The StarScreen System can be used as an enticement or option to renters whereby the renter could access local retailers to order products, groceries, movie tickets, etc. Also, the landowner or ILEC can provision various information services that are geared toward this user group and provide billing and payment services for rent and other ILEC bundled services like Pay TV, etc.

-     In-Home  Health-Care  Service  Providers.

In this area, the StarScreen System can operate like a multifunction medical device monitoring and communications system that can become a development platform for the creation of unique "plug-and-processes" for heart, blood-pressure, and other vital sign monitoring for in-home medical patients. The patients would be able to effectively transmit their readings to local doctors over a secure and dependable Internet link to the local medial clinic or hospital, or to a specialist in another state, or another country. Through specialized API, (Applications Programming Interfaces) and hardware adapters, that might work with the USB bus or the PCMCIA card slot, StarTronix eSolutions will be able to offer these unique services through our strategic OEM/Private Label Partners .

The strategy of the Company is to bring to the marketplace the StarScreen System, the world's first integrated, Internet screen-phone system that seamlessly integrates both communications and computing functions, (telephone, PC, FAX, answering machine, etc.) into a simple but powerful platform. It will be targeted to a large customer marketplace of both U.S. and International based consumers that may or may not yet have a PC in their home or small business.

     The Company can best be described as an integrated "Next Generation Provider" in that the Company is offering a unique "bundled" Internet access and value-added services program that is provisioned using the StarScreen System (Personal Internet Screen-Phone Platform). The services offered include:
unlimited Internet dial-up accessed to either 56Kbps direct dial-up or through ADSL or cable access (where available) in the marketplace and provisioned by the Company through our partners, e-mail access, web-site solutions, customized on-line shopping, electronic-banking, bill-paying services, custom IP-telephony communications services and value-added content and entertainment programs. The StarScreen System is provided to the users who simply pay a monthly system fee depending on the type of services desired and the speed of the access service chosen. The target markets are the first time Home PC user who might be purchasing a computer for the first time, as well as the Small Office Home Office (SOHO) customer that wants to acquire an "all-in-one" telephony and computer appliance that is better suited to their small business needs.

     The Company markets the bundled services through two primary distribution channels:

- Internet Resellers and OEM/Private Label partners. Internet Resellers sell directly to home PC users and the SOHO marketplace. The Company, through its wholly-owned subsidiary StarTronix.com Inc. ("StarTronix.com") is a unique Internet marketing, sales and customer-support company responsible for building-up and supporting independent Internet Reselling Distributors. StarTronix.com develops "Internet Resellers" through a marketing, promotion, recruiting and customer support model, while utilizing an integrated on-line services-oriented Internet Site and Services strategy developed by StarTronix eSolutions (see below) for the support of its distributors and the provisioning of standard Internet dial-up access and premium information and entertainment services for its customers.

- OEM and Private Label alliance partners who develop custom hardware and software solutions that are targeted to niche marketplaces where they will bundle value added hardware and software to sell an "integrated" solution. The Company through its second wholly-owned subsidiary, StarTronix eSolutions Inc. ("StarTronix eSolutions"), is a business development, and Internet services provisioning company that is responsible for designing, developing, and supporting the technology for the StarScreen System and creating value-added Internet service programs that are promoted by the Company and its other subsidiaries. StarTronix eSolutions is actively involved in the design, manufacturing liaison, and operational development of the StarScreen System product and is overseeing the creation of the web-based e-commerce, on-line Internet and service support initiatives The company is also responsible for the management of the strategic alliances and key partners who will work with the Company.

                               STARTRONIX.COM INC.

     StarTronix.com Inc., a Delaware Corporation founded in October 1999, is a wholly-owned subsidiary of StarTronix International Inc. Headquartered in Irvine, California, StarTronix.com was formed by StarTronix International to market the upgraded StarScreen System.

     StarTronix.com is a national marketing organization which will include independent distributors trained as Internet Resellers who market a new dimension of on-line services and personal/home communication products never before found within a single system. These services combined with user-friendly products, re-define the way information and communications can be accessed for the home-based business.

PRODUCTS  AND  SERVICES

     The StarScreen System is the first user-friendly "Internet Platform" based on advanced telephony and computing technology that offers first-time PC computer users and home-based business owners a cost-effective integrated telephone communications and computer platform. It is uniquely designed into a compact and stylish consumer-electronics-class desktop appliance. The StarScreen System is equipped with a powerful Windows-based computing platform that has a built-in growth path for expanding computing power as well as adapting to external peripherals, storage and communications devices that consumers have come to expect due to the fast-pace and changing technology marketplace. The StarScreen System users will be able to accomplish a wide variety of desktop computing and communications functions. These functions include on-line Internet access, e-mail, bill paying, home banking, home shopping, faxing and many other interactive services that StarTronix.com will be providing in concert with its strategic service providers. In addition, the StarScreen System also provides for a number of communications facilities utilizing its built-in telephony sub-system, whose features include: 2-line phone, digital answering machine, voice mailboxes for home users, faxing terminal, and various caller ID feature sets (available as optional services from the phone company) which can be accessed from the computer via software utilities.

     The StarScreen System has been developed by Western Global Telecommunications, Inc. (WTG) utilizing technology and sub-components that are capable of being upgraded as technology advances. Major changes in the functionality can be facilitated in software or accomplished in hardware with minimal effort in overall manufacturing or product design. This allows continuous offerings for planned future options.

     The StarScreen System includes the latest in Pentium processor technology, significant local memory to run specialty applications, an externally adapted CD-ROM drive for upgrading or adding applications, as well as a complete modem/fax/voice-mail system. Unlike other Internet access-only devices that simply provide a "thin-client" software platform through either a black and white monochrome screen, or a television set, the StarScreen System includes a complete PC with a compliment of external connectivity options including RS-232 serial port, parallel port, game port, PCMCIA Ports, sound inputs/outputs and Universal Serial Bus (USB) ports, as well as an integrated 10/100T Ethernet network interface.

Standard  Services

     Management hopes that the no fee group of standard services provided to end-users and Internet Resellers will make StarTronix.com a favorite destination for our users increasing the value of our on-line display banner advertising.
Many of these areas represent an opportunity to provide additional premium services that generate additional revenue for StarTronix.com.

The  standard  services  include  the  following:

- On-Line Shopping: The StarTronix.com Store will provide the typical accessories ordered by our users including printers, scanners and high speed connection devices. The Internet Reseller will be able to complete their sales here and also order support materials for their business. All users and visitors to the site will be able to shop from main categories including books, music, software and auctions.

- Training: Training the Internet Resellers to be effective in sales and operations of their business and basic StarScreen System use and operations is provided. The interactive support area will handle the most common user questions to allow StarTronix.com to maximize our dedicated customer support team.

- e-Mail: StarTronix.com e-mail is outsourced to our ISP partner or strategic e-mail vendor and we will provide up to 10 e-mail accounts per StarScreen System depending on the plan chosen by the customer. StarTronix.com is investigating a number of user-friendly e-mail packages on the marketplace today to provide a standard e-mail client that is compatible with any SMTP/POP3 e-mail server.

- e-Fax: The multi-functional capabilities of the StarScreen System allow it to directly receive faxes with local storage. The StarScreen System is also a full-featured faxing solution with the integrated fax software. A scanner can be ordered from StarTronix.com to allow the user to send paper source documents. Users can also choose an Internet faxing solution through a third party electronic faxing supplier where a free phone number is provided and all faxed documents are automatically sent to the user as an e-mail attachment.

- Search Portal: StarTronix.com will be developing alliances with a wide variety of search engine providers and portals on the Internet to provide a comprehensive set of Internet searching solutions that will "mine" all the leading search engines on the Internet to provide an aggregated search result list for subscribers. In addition a rich base of personalized Internet calendars, schedules, address book and other collaborative software services will be provided to the subscribers through alliances with some of the leading application services providers on the Internet.

- Customized Advertisements: Special advertising opportunities are possible by leveraging the StarTronix.com Independent Internet Reseller channels whereby local advertisers can be solicited directly to include advertising on the StarTronix.com web-site targeted to StarScreen System users by location. Data can be maintained in the master user database so local ads can be delivered by local companies and provide specialized offers tailored to the users lifestyles. This represents an interesting "localized" revenue stream model for both StarTronix.com and its Internet Resellers.

- Bill Paying: Through alliances with both regional and national Internet banking companies, StarTronix.com will be able to provide its users the ability to pay their phone, electric and other monthly bills on-line through credit or bank debit cards. This can also be extended to other payment entities such as grocery bills, and small business oriented vendors and suppliers. StarTronix.com is also exploring the use of Smart Card technology for the StarScreen System which will encrypted and authenticated security services in concert with the financial bill paying and banking services.

- Local Information: Local events and activities including movie theater listings, concerts and sporting events including ticket-purchasing links are provided from existing regional portals that are aggregating this information today and will be tied into the StarTronix.com web site through special alliance relationships. Other local information including weather, TV listings and merchant specials is provided and is customized to their user-defined profile.

- Financial and Investment Information: Again, through alliances with leading brokerage and financial planning service companies that are operating on the web today, StarTronix.com users will be able to manage their complete investment and financial needs over the Internet using the StarScreen System.

Premium  Services

     Premium services represent a significant additional revenue opportunity for StarTronix.com with services available to Internet Resellers and their customers. StarTronix.com will be developing a comprehensive set of packaged communications and computing solutions to enable the Company to expand the number of distribution channels it can access. StarTronix.com will also be able to attract a number of developers to market the commercial platform for the provisioning of services to the Home PC marketplace as well as the SOHO business owners. The Internet is providing many new avenues for income from new and traditional services, which are more effectively delivered on-line, using new hardware and software interfaces.

- Home Security Services: Several revenue opportunities are available to StarTronix.com through the integration of home security devices into the StarScreen System. User interface and management as well as on-line alarm notification and the automatic request of emergency services will be available through the provision of an "alarm seizure jack" in the StarScreen System to various alarm systems. This area will include special API (Applications Programming Interface) kits that will be made available to our OEM/Private Label partners to develop solutions for the StarScreen System. These new services will then be available through our partner alliances as well as through StarTronix.com.

- Multi-site Video and Audio Conferencing: This premium service solution will be provided to StarTronix.com from a third party alliance partner that will provision a multi-site audio bridging or multi-site video conferencing facility where more than one person can participate in an audio or video conference. These services provide for a fully collaborative environment where multiple users can share files and a common whiteboard during an audio or video conference. A USB video camera can be ordered from StarTronix.com to support the video functionality.

- Internet Phone: Allows phone calls to be placed through the Internet to other Internet phone users. Partners and Software Solutions are available from a variety of vendors, and StarTronix.com is already in discussions with a number of candidate alliance partners in this area.

- Home Automation and Networking: The StarScreen System can act as a "Home Server" for other Internet appliances and thin clients. The future wireless StarScreen System can become the network hub or server for the entire home or office.

- Health & Lifestyle Information: Partnerships with Dr. Koop, WebMD, eDiets, iVilliage and others are planned to allow users to improve their lifestyle through managed and tailored diet, meal, shopping and exercise plans.

- Subscription Intranets: To support the small home office user, StarTronix.com is developing partnerships with a wide variety of web-based intranet and remote office services companies to provide a complete web based corporate Intranet for small and network-based business. Services include a company portal, company news, HR, procurement, bulletin boards, conferencing, document storage, group calendars and related services will result in a recurring revenue stream for StarTronix.com.

STRATEGIC  PARTNERS

     Western Global Communications, Inc. (WGT), an Irvine, California company, has been contracted by StarTronix International Inc. to manage the design upgrade of the existing StarScreen System previously sold by StarTronix. WGT is working closely with StarTronix.com on the design configuration, module procurement, assembly, testing, and fulfillment strategies to assure that a high-level of quality control is maintained. The StarScreen System prototype has been developed and the pre-production unit is currently being tested and evaluated.

     All warehousing, distribution, shipping, and fulfillment of the product will be performed by a key third party fulfillment house under a long-term outsourcing contract. StarTronix.com has evaluated a number of proposals from both small and large fulfillment houses and is currently in the final stages of decision making to determine the most appropriate fulfillment house for the Company. One of these companies is currently providing nationwide PC fulfillment services for two of the largest PC manufacturers in the United States.

     On-line web development, Screen-Phone firmware & operating system integration, connectivity issues, screen instructions and configuration software will be overseen by StarTronix eSolutions. Outside support and third party development services will be provided by key strategic development partners located in Atlanta, Georgia and Southern California. A number of web-site hosting, software development and integration specialists have been contacted and various request for proposals and specifications for work have already been submitted and are under final review by the Company. In addition, a number of new "Friction-Free" advertiser supported content and service models have recently been launched in the Internet marketplace that StarTronix.com will be able to utilize.

     Other strategic partners that StarTronix.com is in various stages of discussion with include: video conferencing companies, long distance providers, local telcos, CLEC's, on-line shopping companies, search engines, software companies, advertising management companies, ISP's, etc.

                        STARTRONIX  ESOLUTIONS  INC.

INTERNET  SERVICES  DEVELOPMENT

     StarTronix eSolutions Inc., a Delaware Corporation founded in December 1999, is a wholly owned subsidiary of StarTronix International Inc. Headquartered in Atlanta, Georgia, StarTronix eSolutions is a business development and Internet services provisioning company that is responsible for designing, developing, and supporting the technology for the StarTronix.com
StarScreen System and creating value-added Internet service programs that are promoted by the Company and its other subsidiaries.

     StarTronix eSolutions is actively involved in the design, manufacturing liaison, and operational development of the StarScreen System product and is overseeing the creation of the StarTronix.com web-based e-commerce, on-line Internet and service support initiatives, and the management of the strategic alliances and key partners who will work with StarTronix.com.

     StarTronix eSolutions will be responsible for the development of or third party licensing and OEM outsourcing of the following hardware and software solutions: (Not a complete listingY)

1.     Integrated  StarScreen  System  Software  Solution  Set  which  includes:

a.     Operating  System  Software  (Windows or other screen-phone friendly
       OS)
b. Integrated Communications Software for Voice, Data, Fax and Multimedia, (Audio, Video)
c. Credit, Debit, and Smart Card Reader Services (for the integrated Hybrid Reader).
d. Value-Added Hardware and Software Solutions the StarScreen System (With Third Party OEM clients)

2.     On-line  Dial-up  Access  Services  for  the  StarScreen  System:

a.     National  US  and  Canada  POP-dial-up  access.
b.     Internet  E-Mail  solutions  for  Users  and  Groups
c.     Internet  Banking,  Bill  Paying  and  Financial  Support  Services
d.     Web-Hosting  Solutions  for  home  and  small  business  users
e.     e-Commerce  Solutions  for  small  business  users.
f.     The  StarTronix.com  StarPortal  Access, Search, and Value Added Services

3. Complete Applications Software Suite, (Word Processing, Spreadsheet, Presentation, etc).

a. Fully integrated productivity environment: spreadsheet, word processor, presentation, graphics, database, event planning, e-mail, and news reader applications.
b. For The Millenium StarScreen System the Software bundle will be Windows 98 and Microsoft Works 2000 which is an integrated entry-level Word Processing, Spreadsheet, Database and Communications Solution.
c. Runs natively Intel platforms, Windows 95, Windows 98, and Windows NT, OS/2, and will also operate on Linux.
d.     Supports  open protocols, open file formats, and industry standards.

     The StarScreen System Applications Software Suite, as described above, is being outsourced from a well known hardware and software supplier and contains the following features, advantages, and benefits for the StarScreen System user:

EMPLOYEES

     As of June 30, 1999 due to the suspension of operations by the Company, there were no employees other than Greg Gilbert, President. His prior employment agreement was cancelled when operations were suspended in 1997. He has agreed to waive any salary until such time as adequate funding is available to revive operations. In September 1999, he signed a new employment contract. Also in September 1999, the Company executed an employment contract with Lloyd Adams which made him Chairman and Co-Chief Executive Officer of the Company.

ITEM  2  -  DESCRIPTION  OF  PROPERTY

     As of June 30, 1999, as the Company was in the early stages of resuming operations, it is maintaining minimal office space free of charge from an entity controlled by one of the officers and directors. It is anticipated that the Company will obtain its own office space in the future.

ITEM  3  -  LEGAL  PROCEEDINGS

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

     In 1996, the Company was unable to continue the implementation of its business plan due to inadequate capital resources, and ceased all operations until 1999. See "The Company." The Company currently has the following material outstanding legal matters, all of which arose during the aforementioned period:

- Jack Dignan v. StarTronix International Inc., et al. A judgment was entered against the Company in June 1998 in an amount, including interest through September 1999 of over $76,000. The Company is in negotiations to settle the matter for an unknown amount.

- Marketing Direct v. StarTronix International Inc. A judgment was entered against the Company in November 1997 in an amount, including interest through August 1999 of over $95,000. The Company is in negotiations to settle the matter for an unknown amount.

- Gesher Trading, Ltd., et al. v. StarTronix International Inc. The sole remaining Series C Preferred Stock holder, Cygni, S.A., remains a party to this lawsuit against the Company. The amount of the original investment was $500,000. In May 2000, the Company settled this dispute with Cygni and agreed to issue them an aggregate of 2,000,000 shares of common stock.

- Canon Financial Services, Inc. v. StarTronix International Inc. A judgment was entered against the Company in 1998 in an amount, including interest through February 2000 of over $26,000. The Company is in negotiations to settle the matter for an unknown amount.

- Kimco Services, Inc. v. StarTronix International Inc., et al. A judgment was entered against the Company in November 1997 in an amount, including interest through February 2000 of over $54,000. The Company is in negotiations to settle the matter for an unknown amount.

- FNF Capital, Inc. The Company has been notified of two claims against it, one for approximately $5,630 and the other for approximately $51,900, arising out of unpaid business leases from 1996. The Company is in negotiations to settle the matter for an unknown amount.

The Company is currently negotiating a settlement in each of the above referenced matters.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     In May 1999, the holders of a majority of the Company's Common and Preferred Stock approved a proposal to amend (the "Amendment") the Certificate of Incorporation of the Company to (i) increase the authorized capital stock to 110,000,000 shares from 60,000,000 shares, which will include an increase of the authorized shares of common stock, par value $0.001 per share, to 100,000,000 shares from 50,000,000 shares, and (ii) effectuate a 20-for-1 reverse stock split of the presently issued and outstanding shares of common stock. A Definitive Information Statement was filed with the Securities and Exchange Commission on April 30, 1999.

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


                                       BID PRICES
        YEAR        PERIOD         HIGH            LOW

        1999     First Quarter     .01            .01
                 Second Quarter    .81            .01
        1998     First Quarter     .03            .02
                 Second Quarter    .02            .02
                 Third Quarter.    .02            .01
                 Fourth Quarter    .01            .01
        1997     First Quarter     .68            .23
                 Second Quarter    .65            .16
                 Third Quarter     .21            .08
                 Fourth Quarter    .08            .01
        1996     First Quarter    2.50           0.44
                 Second Quarter   2.16           1.09
                 Third Quarter.   1.50           0.81
                 Fourth Quarter   1.25            .45


NUMBER  OF  SHAREHOLDERS

The number of beneficial holders of record of the common stock of the Company as of the close of business on June 30, 1999 was approximately 975. Many of the shares of the Company's common stock are held in "street name" and consequently reflect numerous additional beneficial owners.

DIVIDEND  POLICY

To date, the Company has declared no cash dividends on its common stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

Prior  to  the  20-for-1  Reverse  Stock  Split

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

     In March 1999, an aggregate of 9,000,001 shares of Series D Convertible Preferred Stock was issued to three shareholders in exchange for services. The Series D Convertible Preferred Stock was subsequently converted into 18,000,002 (adjusted to reflect a 20-for-1 reverse stock split effective on May 21, 1999) shares of common stock. The issuance of the Series D Convertible Preferred
Stock  was  exempt  under  Rule  4(2)  of  the  Securities  Act  of  1933.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     On or about March 1997, management of the Company suspended all operations due to a lack of adequate funding. Management anticipates that the Company will resume operations in the future, however, the exact time and the extent that operations will be continued is unknown.

RESULTS  OF  OPERATIONS

     During the year ended June 30, 1999, the Company reported revenues of zero and a net loss of $671,217 compared to revenues of zero and a net loss of $787,813 for the year ended June 30, 1998.

     During the year ended June 30, 1999, the Company incurred operating expenses of $918,275, resulting in an operating loss of $918,275, compared with operating expenses and loss of $757,813 and $757,813, respectively, for the year ended June 30, 1998. This represents an increase of over 20% in both instances. Included within the operating expenses is $727,981 in other selling, general and administrative expenses, which includes for $646,000 in reserves for settlement of outstanding claims. Also included in operating expenses is $177,188 in development costs, which was paid to a related party for the design and development of the StarScreen product.

     During the year ended June 30, 1999, the Company had other income of $247,058, primarily due to a $277,058 gain which represents a waiver of past due salary and expenses due to some of the officers of the Company, including $140,000 to the current President, Greg Gilbert. The gain was offset by interest expense of $30,000.

As a result of the above, the Company incurred a net loss of $671,217 for the year ended June 30, 1999, as compared to $787,813 for the year ended June 30, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For the fiscal year ended June 30, 1999, cash used in operating activities was equal to $772,383, as compared to $7,975 for the year ended June 30, 1998. Of this amount in 1999, $967,669 was accounts payable and due to related parties, while $866,503 was accrued expenses and other liabilities.

     At June 30, 1999, as a result of the suspension of operations by management and the related write-down of all of the Company's assets, the only asset consisted of $56,500 representing a deposit held in connection with a joint venture. This is compared to total assets of $56,500 at June 30, 1998.

     At June 30, 1999, total liabilities were equal to $5,209,698 as compared to $5,310,864 at June 30, 1998. The amount due to related parties decreased from $719,719 at June 30,1998 to $20,108 at June 30, 1999 as a result of the settlement of disputes. The amount due to officers and directors decreased from $277,058 at June 30, 1998 to zero at June 30, 1999 as a result of the waiver of past due salaries due from officers and directors, including $140,000 that was due to Greg Gilbert. These decreases were offset by an increase in accrued expenses, including interest from $1,822,926 at June 30, 1998 to $2,689,429 at June 30, 1999 as a result of reserves for potential litigation claims arising out of the Company's previous suspension of operations and suspension of conversions on their preferred stock.

     As a result of the above, total stockholders equity went from a deficit of $5,254,364 at June 30, 1998 to a deficit of $5,153,198 at June 30, 1999.

     The Company's independent certifified public accountants' report on the June 30, 1999 consolidated financial statements contained an explanatory paragraph expressing substantial doubt as to the Company's ability to continue as a going concern. The Company has minimal capital resources presently available to meet obligations that normally can be expected to be incurred by similar companies. To carry out its planned activities, the Company requires additional capital infusion. The success of management's plan for the continuation of the Company as a going concern is dependent upon the Company's ability to raise working capital and successfully market its premier product, the StarScreen.

ITEM  7  -  FINANCIAL  STATEMENTS

The financial statements called for under this item appear under the caption Index to Financial Statements (Page F-1 hereof).

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART  III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the directors and executive officers of the Company as of June 30, 1999, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The  directors  and  executive  officers  of  the  Company  are  as  follows:


     Name                     Age                  Positions
     ----                     ---                  ---------

     Greg  Gilbert            58       President  and  Chief  Executive  Officer

     Gabriel  Nassar          55       Secretary  and  Director

     E.G.  (Gene)  Abbadessa  57       Treasurer  and  Director


     GREG GILBERT has more than 35 years experience advising and participating in the development of more than a dozen start-up public and private companies. As a founder of US Homes, Inc., Mr. Gilbert was involved in a wide range of real estate investment and development stage companies prior to founding Gilbert & Associates in 1971. Since the divestiture of AT&T in 1984, Mr. Gilbert has concentrated his efforts primarily within the telecommunications industry. Mr. Gilbert is the Founding Chairman and President of the California Payphone Association, Founding Chairman of the Children's Wildlife Fund, and Founding Director of the Pacific Rim Investment and Trade Association, in which Mr. Gilbert served as Chairman of its Executive Committee between 1992 and 1996.

     GABRIEL NASSAR has been involved in start-up business ventures for several years. He is currently the Chairman of Western Global Telecommunications, Inc. which is involved in international telecommunications projects. Mr. Nassar served on the Congressional Advisor Commission for Congressman Mervyn Dymally for twelve years. Mr. Nassar was a Founding Director of the Pacific Rim Investment & Trade Association. Mr. Nassar attended Michigan State University where he studied Business Administration.

     E.G. (GENE) ABBADESSA is a graduate of California State University at Long Beach in Industrial Technology. Mr. Abbadessa brings more than 30 years of Business and Technical experience to the Company. Mr. Abbadessa has worked in management of both large and small corporations such as Xerox, General Automation and most recently for 12 years as Vice President of Hughes Electronics Manufacturing Service Company. Mr. Abbadessa is a licensed California General Contractor and has owned his own construction company for over 4 years. He has attended Pepperdine University School of Management where he studied for his MBA in Business Management.

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

Greg  Gilbert                    six

ITEM  10  -  EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended June 30, 1996, 1997, and 1998. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred. Note that all employment contracts were cancelled and all employees terminated, except for the President, Greg Gilbert, with the suspension of operations in 1997. Additionally, Greg Gilbert, President, agreed to waive any salary until such time as adequate funding was found to revive operations. In September 1999, the Company executed a new employment contract with Greg Gilbert, President.


                           SUMMARY COMPENSATION TABLE

                        Annual Compensation                           Long Term Compensation
                        -------------------                        ----------------------------
                                                                      Awards         Payouts
                                                                   ------------- --------------
                                                                      Securities
                                         Other Annual  Restricted     Underlying LTIP         All Other
Name and Principal      Salary   Bonus   Compensation  Stock Awards   Options    Payouts ($)  Compensation
Position        Year     ($)      ($)         ($)          ($)        SARs(#)                     ($)

Greg Gilbert    1999  $120,000    -0-        -0-           -0-          -0-          -0-          -0-
(President, CEO)
                1998  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

                1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

Gabriel Nassar  1999     -0-      -0-        -0-           -0-          -0-          -0-          -0-

A.B. (Gene)     1999     -0-      -0-        -0-           -0-          -0-          -0-          -0-
Abbadessa

James Valle (2) 1999   $82,500    -0-        -0-           -0-          -0-          -0-          -0-
CFO
                1998  $110,000    -0-        -0-           -0-          -0-          -0-          -0-

                1997  $110,000    -0-        -0-           -0-          -0-          -0-          -0-

Gerald Fritch(3)1999   $90,000    -0-        -0-           -0-          -0-          -0-          -0-
COO
                1998  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

                1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

Norman M. Shink 1999  $108,000    -0-        -0-           -0-          -0-          -0-          -0-
(4)
                1998  $144,000    -0-        -0-           -0-          -0-          -0-          -0-

                1997  $144,000    -0-        -0-           -0-          -0-          -0-          -0-

J. Michael      1999   $90,000    -0-        -0-           -0-          -0-          -0-          -0-
Sellards (5)
                1998  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

                1997  $120,000    -0-        -0-           -0-          -0-          -0-          -0-

Christopher Reid 1999  $76,500    -0-        -0-           -0-          -0-          -0-          -0-
(6)
                1998  $102,000    -0-        -0-           -0-          -0-          -0-          -0-

                1997  $102,000    -0-        -0-           -0-          -0-          -0-          -0-


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

     (2) Mr. Valle was hired in August 1996. Pursuant to a five year employment agreement, which expires on August 15, 2001, between the Company and James Valle, Mr. Valle is currently entitled to an annual base salary of $120,000. The agreement also provides that Mr. Valle is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the company's net income exceeds $1,000,000. In addition to salary and bonus, under the terms of his employment agreement the company is required to provide Mr. Valle with other benefits including automobile expense allowance, unallocable expense allowance, and health and dental insurance coverage. Under the terms of his employment agreement, the Company is required to provide Mr. Valle with other benefits consistent with those provided similarly situated employee. As an incentive to join the Company, Mr. Valle was awarded a stock option for 100,000 shares of Common Stock, vested immediately and exercisable for up to 5 years. Mr. Valle is also a participant in the Company Executive Stock Option Plan. Pursuant to the employment agreement, Mr. Valle is required to devote his full productive time to the business of the Company, as reasonably directed by the Board of Directors. If Mr. Valle is terminated by the Company under certain circumstances, including a change in control of the Company, he will be entitled to severance pay under the employment agreement of one year of his then current salary plus adjustment bonus and group health insurance. Mr. Valle will also be eligible for a payment of at least $250,000 two years after separation of service, provided he complies with certain confidentiality and non-competition terms of his agreement. The contract was terminated effective March 31, 1999.

     (3) Pursuant to a five year employment agreement, which expires on September 30, 2000, between the Company and Gerald Fitch, Mr. Fitch is currently entitled to an annual base salary of $120,000. Pursuant to the employment agreement the Company also issued 250,000 shares of Common Stock to Mr. Fitch. Such Common Stock is subject to repurchase by the Company upon the terms set forth in the employment agreement. The agreement also provides that Mr. Fitch is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the Company's net income exceeds $1,000,000. In addition to salary and bonus, under the term of his employment agreement the Company is required to provide Mr. Fitch with other benefits including automobile expense allowance, and health and dental insurance coverage. Pursuant to the employment agreement, Mr. Fitch is required to devote his full productive time to the business of the Company, as directed by the Board of Directors. If Mr. Fitch is terminated by the Company under certain circumstances, including a change in control of the Company, he may be entitled to severance pay under the employment agreement of up to one year of his then current salary and group health insurance coverage. The contract was terminated effective March 31, 1999.

     (4) Pursuant to a five year employment agreement, which expires on February 28, 2001, between the Company and Norman M. Shink, Mr. Shink is entitled to an annual base salary of $144,000. The agreement also provides that Mr. Shink is entitled to a salary adjustment and eligible for a bonus on a graduating- scale based on the performance of the Company. In addition to salary and bonus, under the terms of his employment agreement the Company is required to provide Mr. Shink with other benefits including health and dental insurance coverage. Mr. Shink was granted a stock option to purchase 100,000 shares at an exercise price of $1.50 per share. Pursuant to the employment agreement, Mr. Shink is required to devote his productive time and best efforts to the business of the Company, as reasonable directed by the Board of Directors. If Mr. Shink is terminated by the Company under certain circumstances, he will be entitled to severance pay under the employment agreement of up to one half of his annual base salary. The contract was terminated effective March 31, 1999.

     (5) Pursuant to a five year employment agreement, which expires on June 1, 2001, between the Company and J. Michael Sellards, Mr. Sellards is entitled to an annual base salary of $120,000. The agreement also provides that Mr. Sellards is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the Company's net income exceeds $1,500,000. In addition to salary and bonus, under the terms of his employment agreement the Company is required to provide Mr. Sellards with other benefits consistent with those provided to similarly situated executives of the Company. Pursuant to the employment agreement, Mr. Sellards is required to devoted his full productive time to the business of the Company, as directed by the Board of Directors. If Mr. Sellard's employment is terminated by him or the Company under certain circumstances, including a change in control of the Company, he will be entitled to severance pay under the employment agreement of up to one year of his then current salary and group health insurance coverage; Mr. Sellards will also be eligible for a payment after two years of at least $250,000 provided he complies with certain confidentiality and non-competition terms of his agreement. The contract was terminated effective March 31, 1999.

     (6) Pursuant to a five year agreement, which expires on September 5, 2001, between the Company and Christopher A. Reid, Mr. Reid is currently entitled to an annual base salary of $102,000. The agreement also provides that Mr. Reid is entitled to a salary adjustment and eligible for a bonus on a graduating scale based on the performance of the Company. Such salary adjustment and bonus eligibility become effective when the Company's net income exceeds $1,200,000. In addition to salary and bonus, under the terms of his employment agreement, the Company is required to provide Mr. Reid with other benefits including a leased automobile, a travel and lodging expense allowance, certain office equipment for a home office, legal membership fees, and health and dental insurance coverage. Mr. Reid is also a participant in the Company Executive Stock Option Plan. Pursuant to the employment agreement, Mr. Reid is required to devote his full productive time to the business of the Company, as reasonably directed by the Board of Directors. If Mr. Reid is terminated by the Company under certain circumstances, including a change in control of the Company he will be entitled to severance pay under the employment agreement based on length of employment from a minimum of six months to maximum of one year of his then current salary plus group health insurance. Mr. Reid is also eligible for a payment; the lesser of $250,000 or 2% of the average net income amount before tax for twelve month periods, however, in no event less than $100,000, provided he complies with certain confidentiality and non-competition terms of his agreement. The contract was terminated effective March 31, 1999.

COMPENSATION  OF  DIRECTORS

The Directors have not received any compensation for serving in such capacity, and the Company does not currently contemplate compensating its Directors in the future for serving in such capacity.

ITEM  11  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

The following table sets forth, as of June30, 1999, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.




                                       Name and Address of               Amount and Nature of       Percent of
Title of Class                         Beneficial Owner                  Beneficial Ownership       Class
------------------------             --------------------------         ------------------------    ----------
Common Stock                         Greg Gilbert (2)                         8,884,118               44.5%

Common Stock                         Gabriel Nassar                             496,208                2.5%

Common Stock                         E.G. (Gene) Abbadessa                      496,208                2.5%

All Officers and Directors
as a  Group (3 Persons)                                                       9.876,534               49.5%
                                                                           ==============             ======

     (1) Unless otherwise noted, the address of the shareholder is the same as the address of the Company.

     (2) Includes 8,860,586 shares held by the Gilfam Trust as to which Mr. Gilbert claims voting and investment control.

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

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (A)     EXHIBITS


EXHIBIT  NO.               DESCRIPTION
------------               -----------

                3.1          (1)     Articles  of  Incorporation and Articles as
                                     amended
                3.2          (2)     By-laws  as  amended  and  restated
                4.1          (2)     Stock  Options  --  Norman  Shink
                4.2          (2)     Warrants  to  D.J.  Limited
                4.3          (2)     Warrants  to  Stock  Works  USA,  Inc.
                4.4          (2)     Certificate of Determination for Series "B"
                                     Preferred  Stock
                4.5          (2)     Certificate of Determination for Series "C"
                                     Preferred  Stock
               10.1          (1)     Employment  Agreement  of  John  King dated
                                     April  23,  1990
               10.1(a)       (2)     Employment  Agreement of Greg Gilbert dated
                                     July  1,  1995

               10.1(b)       (2)     Employment Agreement of  Gerald Fitch dated
                                     October  1,  1995
               10.1(c)       (2)     Employment Agreement of  Norman Shink dated
                                     March  1,  1996
               10.1(d)       (2)     Employment Agreement of J. Michael Sellards
                                     dated  June  1,  1996
               10.1(e)       (2)     Employment Agreement of  James  Valle dated
                                     August  15,  1996
               10.1(f)       (2)     Employment Agreement of  Christopher  Reid
                                     dated  September  5,  1996
               10.2          (1)     1987  Incentive  Stock  Option  Plan
               10.3          (1)     Royalty  Agreement
               10.4          (1)     Copper  Flat  Sales  Agreement
               10.5          (2)     Golden  Source  Electronics  Ltd.
               10.6          (2)     Settlement agreement and Release John R.
                                     King
               10.7          (2)     Alta  Gold  Co.  Settlement  Agreement
               10.8                  Consulting  Agreement  between the Company
                                     and Western  Global Telecommunications,
                                     Inc. dated May  26,  1999.
               11            (2)     Statement re-computation of per share
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

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                          INDEPENDENT AUDITORS' REPORT
                            AND FINANCIAL STATEMENTS
                          AS OF AND FOR THE YEARS ENDED
                             JUNE 30, 1998 AND 1999

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

     Notes  to  Financial  Statements                                  6-12

                          INDEPENDENT AUDITORS' REPORT


To:     The  Board  of  Directors  of STARTRONIX  INTERNATIONAL  INC.

We have audited the accompanying consolidated balance sheets of STARTRONIX INTERNATIONAL INC. (a Delaware corporation) as of June 30, 1998 and 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of STARTRONIX INTERNATIONAL INC. as of June 30, 1998 and 1999 and the results of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.

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
Irvine,  California

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                           CONSOLIDATED BALANCE SHEETS



                                                                    6/30/98        6/30/99
                                                               -------------  -------------
 ASSETS
 Deposit. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     56,500   $     56,500
                                                               -------------  -------------
 Total Assets . . . . . . . . . . . . . . . . . . . . . . . .  $     56,500   $     56,500
                                                               =============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
   Accounts payable - trade . . . . . . . . . . . . . . . . .  $  2,091,161   $  2,091,161
   Due to related parties . . . . . . . . . . . . . . . . . .       719,719         29,108
   Due to officers and directors. . . . . . . . . . . . . . .       277,058              -
   Accrued expenses, including interest . . . . . . . . . . .     1,822,926      2,689,429
   Related party notes payable. . . . . . . . . . . . . . . .       400,000        400,000
                                                               -------------  -------------
     Total current liabilities. . . . . . . . . . . . . . . .     5,310,864      5,209,698

 Commitments and contingencies (See Note 9) . . . . . . . . .             -              -

 Stockholders' equity (deficit) :
   Preferred stock, $.01 par value, 10,000,000 authorized:
    Series "C" Convertible Preferred Stock,  $.01 par value,
      65,000 shares issued and outstanding at
      June 30, 1998 and June 30, 1999 . . . . . . . . . . . .           650            650
   Common stock, $.001 par value; 50,000,00 shares
    authorized; 47,216,393 and 19,949,580 shares issued and
    outstanding at June 30, 1998 and June 30, 1999. . . . . .        47,216         19,949
   Additional paid-in capital . . . . . . . . . . . . . . . .    23,504,319     24,303,969
   Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (28,806,549)   (29,477,766)
                                                               -------------  -------------
     Total stockholders' equity (deficit) . . . . . . . . . .    (5,254,364)    (5,153,198)
                                                               -------------  -------------

 Total Liabilities and Stockholders' Equity (Deficit) . . . .  $     56,500   $     56,500
                                                               =============  =============


        The accompanying notes are an integral part of these statements.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           YEAR ENDED
                                                           ------------
                                                      6/30/98       6/30/99
                                                  ------------  ------------

 Sales . . . . . . . . . . . . . . . . . . . . .  $         -   $         -
                                                  ------------  ------------

 Operating expenses:
   Professional services and consulting. . . . .      118,927        13,106
   Development costs . . . . . . . . . . . . . .            -       177,188
   Other selling, general and administrative . .      638,886       727,981
                                                  ------------  ------------
     Total operating expenses. . . . . . . . . .      757,813       918,275

 Operating loss. . . . . . . . . . . . . . . . .     (757,813)     (918,275)
                                                  ------------  ------------

 Other (income) expense:
   Interest expense. . . . . . . . . . . . . . .       30,000        30,000
   Gain on settlement of amounts due to officers            -      (277,058)
                                                  ------------  ------------
    Total other (income) expense . . . . . . . .       30,000      (247,058)

 Net loss. . . . . . . . . . . . . . . . . . . .  $  (787,813)  $  (671,217)
                                                  ============  ============

 Net loss per share. . . . . . . . . . . . . . .  $     (0.02)  $     (0.02)
                                                  ============  ============
 Weighted average shares outstanding . . . . . .   45,280,458    42,207,896
                                                  ============  ============


        The accompanying notes are an integral part of these statements.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                CLASS "C"            CLASS "D"                ADDITIONAL
                                        COMMON STOCK            PREFERRED STOCK      PREFERRED STOCK          PAID-IN
                                        SHARES. . .  AMOUNT     SHARES     AMOUNT    SHARES          AMOUNT   CAPITAL

BALANCE AT JUNE 30, 1997. . . . . . .   38,517,298   $ 38,517    395,500   $ 3,955   $         -   $      -   $23,512,713
    Preferred "C" stock settlement. .    1,169,902      1,170          -         -             -          -        (1,170)
    Preferred "C" stock settlement. .    8,774,279      8,774   (330,500)   (3,305)            -          -        (5,469)
    Cancellation of shares. . . . . .   (3,000,000)    (3,000)         -         -             -          -             -
    Preferred "C" stock settlement. .    1,754,914      1,755          -         -             -          -        (1,755)
  Net loss. . . . . . . . . . . . . .            -          -          -         -             -          -             -
                                       ------------  ---------  ---------  --------  ------------  ---------  ------------
BALANCE AT JUNE 30, 1998. . . . . . .   47,216,393   $ 47,216     65,000   $   650             -   $      -   $23,504,319
    Cancellation of shares. . . . . .   (8,227,608)    (8,228)         -         -             -          -             -
    Convertible preferred stock
    for services ($.001 per . . . . .            -          -          -         -     9,000,001     90,000             -
    share, par value)

    Reverse split; 20:1 . . . . . . .  (37,039,207)   (37,039)         -         -             -          -        37,039
    Conversion of preferred stock . .   18,000,002     18,000          -         -    (9,000,001)   (90,000)       72,000
    Payment of company debt
    through officers personal shares.            -          -          -         -             -          -       690,611
  Net loss. . . . . . . . . . . . . .            -          -          -         -             -          -             -
                                       ------------  ---------  ---------  --------  ------------  ---------  ------------
BALANCE AT JUNE 30, 1999. . . . . . .   19,949,580   $ 19,949     65,000   $   650             -   $      -   $24,303,969
                                       ============  =========  =========  ========  ============  =========  ============


                                       ACCUMULATED    TOTAL
                                       DEFICIT

BALANCE AT JUNE 30, 1997. . . . . . .  $(28,018,736)  $(4,463,551)
    Preferred "C" stock settlement. .             -             -
    Preferred "C" stock settlement. .             -             -
    Cancellation of shares. . . . . .             -        (3,000)
    Preferred "C" stock settlement. .             -             -
  Net loss. . . . . . . . . . . . . .      (787,813)     (787,813)
                                       -------------  ------------
BALANCE AT JUNE 30, 1998. . . . . . .  $(28,806,549)  $(5,254,364)
    Cancellation of shares. . . . . .             -        (8,228)
    Convertible preferred stock
    for services ($.001 per . . . . .             -        90,000
    share, par value)

    Reverse split; 20:1 . . . . . . .             -             -
    Conversion of preferred stock . .             -             -
    Payment of company debt
    through officers personal shares.             -       690,611
  Net loss. . . . . . . . . . . . . .      (671,217)     (671,217)
                                       -------------  ------------
BALANCE AT JUNE 30, 1999. . . . . . .  $(29,477,766)  $(5,153,198)
                                       =============  ============


        The accompanying notes are an integral part of these statements.

                          STARTRONIX INTERNATIONAL INC.
                            (A DELAWARE CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                YEAR ENDED
                                                                                                ------------
                                                                                              6/30/98     6/30/99
                                                                                          ------------  ----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (787,813)  $(671,217)
    Changes in assets and liabilities:
      Accounts payable and due to related parties. . . . . . . . . . . . . . . . . . . .            -    (967,669)
      Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . . .            -     866,503
      Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      779,838           -
                                                                                          ------------  ----------
Cash used in operating activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,975)   (772,383)
                                                                                          ------------  ----------

Cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -           -
                                                                                          ------------  ----------

Cash flows from financing activities:
  Retirement of Preferred "C" Shares . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,305)          -
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,699           -
  Retirement of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -     (27,267)
  Receipt of Additional Paid-In-Capital. . . . . . . . . . . . . . . . . . . . . . . . .       (8,394)    799,650
                                                                                          ------------  ----------
Cash (used in) provided by financing activities. . . . . . . . . . . . . . . . . . . . .       (3,000)    772,383
                                                                                          ------------  ----------

  Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (10,975)          -
  Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,975           -
                                                                                          ------------  ----------
  Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $       -
                                                                                          ============  ==========

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

In fiscal 1996, the Company began enlisting distributors to sell the StarScreen. By December 1996, over 19,000 people had purchased "starter kits" to sell the StarScreen. Sales of the StarScreen continued until March 1997, when the Company's cash flow was inadequate and management was unsuccessful in securing sufficient capital to carry on its operations. All normal operations were suspended in March 1997, as the Company focused its efforts on locating financing. In fiscal 1999, management began to revive the Company.

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

On September 20, 1999, the Company agreed to sell StarTronix Inc, for $100,000, to RunTec, Inc., a company owned by a former officer of StarTronix Inc. The Company accepted a $100,000 promissory note, bearing interest at 12%, and due on or before September 20, 2000, along with any accrued interest. The Company recognized a $2,151,067 gain on the sale of StarTronix Inc. in the 3rd quarter of fiscal 2000, and established a reserve for the entire balance of the note.

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

STARTRONIX MARKETING N.A. INC. In June 1996, the Company established a new wholly owned subsidiary, StarTronix Marketing N.A. Inc, an Ontario Canada corporation, to provide access to Canadian markets for the Company's telecommunications products and services. StarTronix Marketing has had no operations.

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

StarTronix.com, operating in Irvine California, utilizes network marketing to sell its products; it solicits individuals to be independent distributors selling the StarScreen and soliciting other individuals to become distributors.

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

In December 1999, the Company settled in full by issuing 700,000 shares of restricted common stock valued at $983,500, discounted 50% for the restriction. Additionally, the Company granted Phoenix options to purchase 300,000 shares of common stock at $1.50 per share. In December 1999, the balance outstanding totaled $531,358, including accrued interest of $128,750. The difference between the settlement and the balance outstanding has been recorded as a $452,142 gain.

5.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

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

6.     COMMON  STOCK
       -------------

REVERSE STOCK SPLIT. On April 5, 1999, the Board of Directors authorized a 20-for-1 reverse stock split, thereby decreasing the number of issued and outstanding shares to 1,949,439 and maintaining the par value of each share to $.001 All references in the accompanying consolidated financial statements to the number of common shares and per-share amounts have been restated to reflect the reverse stock split.

CONVERSION  OF  PREFERRED  STOCK.  (See  note  7.)

STOCK OPTIONS. The Company has not had an employee-based stock option plan since fiscal 1994. However, during the fiscal year ended June 30, 1996, the Company did granted an officer of the Company 100,000 options to purchase an equal number of shares of common stock for $1.50 per share; the market price was $1.60 at the time of grant. None of the options were converted by the expiration date, May 28, 1997. No other options have been granted.

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

7.     PREFERRED  STOCK
       ----------------

GENERAL. The Company has authorized 10,000,000 shares of $0.01 par value preferred stock

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

In November 1996, the Company suspended the conversion of its Series "C" Convertible Preferred Stock as a result of the market irregularities in the trading of the Company's common stock, which management believed was related to the conversion terms contained in the private placement offering of the Series "C" Preferred Stock. The suspension of the conversion provisions of the private placement offering is more fully described in the Company's 8-K filed with the SEC on October 25, 1996.

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

8.     INCOME  TAXES
       -------------

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

9.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

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

EMPLOYMENT AGREEMENTS. During fiscal 1996 and 1997, the Company entered into 5-year employment agreements with each of its and its subsidiaries' officers. Each agreement provided for cash bonuses and stock based incentives based on predetermined formulas related to the future profitability of the Company. All the agreements included a clause that the agreement terminated with the termination of the Company's business; all contracts were terminated in 1997. In fiscal 2000, the Company entered into new employment agreements with its officers. Both the Chairman and the President gave 5-year commitments, and both officers of StarTronix.com gave 3-year commitments. Each of these contracts provide for bonuses if certain levels in sales are achieved.

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